Form 10-Q
period 2020-12-31
GBS Inc.
filed 2021-02-12
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39825

GBS Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

708 3rd Avenue, 6th Floor, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $ 0.01 per share	GBS	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non- large accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The number of shares of registrant’s common stock outstanding as of February 11, 2021 was 11,875,222

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

GBS Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in $)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$19,877,860	$427,273
Deferred charges	-	1,863,613
Other current assets	88,548	49,062
Total current assets	19,966,408	2,339,948

Investment in affiliate	-	135,692

TOTAL ASSETS	$19,966,408	$2,475,640

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$734,825	$787,469
Related party payables	431,621	1,769,293
Convertible notes payable	-	5,133,706
Total current liabilities	1,166,446	7,690,468

Employee benefit liabilities	17,947	-

Total liabilities	1,184,393	7,690,468
Commitments and contingencies - Note 10	-	-

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 3,000,000 and 2,370,891 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	30,000	23,709
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,422,527 and 8,630,000 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	104,225	86,300
Additional paid-in capital	37,956,585	10,899,942
Accumulated deficit	(18,888,991)	(15,832,517)
Accumulated other comprehensive loss	(380,663)	(363,951)
Total consolidated group equity (deficit)	18,821,156	(5,186,517)
Non-controlling interests	(39,141)	(28,311)
Total shareholders’ equity (deficit)	18,782,015	(5,214,828)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,966,408	$2,475,640

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Amounts in $)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenues
Other income:
Government support income	$283,037	-	$338,464	$-
Shared services	-	(798)	-	121,277
Total revenues	283,037	(798)	338,464	121,277

Operating expenses:
General and administrative expenses	671,450	972,012	1,192,453	1,698,340
Development and regulatory approval expenses	341,820	494,667	372,758	599,848
Prospectus and capital raising expenses	187,093	236,438	353,574	142,365

Total operating expenses	1,200,363	1,703,117	1,918,785	2,440,553

Loss from operations	(917,326)	(1,703,915)	(1,580,321)	(2,319,276)

Other (expense) income:
Interest expense	(986,860)	(149,145)	(1,072,688)	(298,656)
Loss from unconsolidated equity method investment	-	-	(135,692)	-
Realized foreign exchange loss	(86,637)	-	(279,107)	-
Interest income	434	27	504	69
Total other expense	(1,073,063)	(149,118)	(1,486,983)	(298,587)
Loss before income taxes	(1,990,389)	(1,853,033)	(3,067,304)	(2,617,863)

Income tax (expense)/benefit
Current	-	-	-	-
Deferred	-	-	-	-
Total income tax (expense)/benefit	-	-	-	-

Net loss	(1,990,389)	(1,853,033)	(3,067,304)	(2,617,863)
Net loss attributable to noncontrolling interest	(6,425)	(16,715)	(10,830)	(23,695)
Net loss attributable to GBS, Inc.	$(1,983,964)	$(1,836,318)	$(3,056,474)	$(2,594,168)

Other comprehensive income
Foreign currency translation gain (loss)	33,856	(133,286)	(16,712)	(129,050)
Total other comprehensive income	33,856	(133,286)	(16,712)	(129,050)

Comprehensive net loss attributable to GBS, Inc	$(1,956,533)	$(1,986,319)	$(3,084,016)	$(2,746,913)

Net loss per share, basic and diluted	$(0.23)	$(0.22)	$(0.35)	$(0.30)

Weighted average shares outstanding, basic and diluted	8,622,724	8,510,000	8,626,362	8,510,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in $)

	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non-controlling	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	(deficit)
Balance, June 30, 2020	2,370,891	$23,709	8,630,000	$86,300	$10,899,942	$(15,832,517)	$(363,951)	$(28,311)	$(5,214,828)
Issuance of convertible preferred shares	439,299	4,393	-	-	3,290,352	-	-	-	3,294,745
Foreign currency translation loss	-	-	-	-	-	-	(50,568)	-	(50,568)
Net loss	-	-	-	-	-	(1,072,510)	-	(4,405)	(1,076,915)
Balance, September 30, 2020	2,810,190	28,102	8,630,000	86,300	14,190,294	(16,905,027)	(414,519)	(32,716)	(3,047,566)
Issuance of common stock at initial public offering	-	-	1,270,589	12,706	21,587,307	-	-	-	21,600,013
Issuance cost of common stock at initial public offering	-	-	-	-	(3,867,565)	-	-	-	(3,867,565)
Cancellation of common stock in exchange for preferred shares	3,000,000	30,000	(3,000,000)	(30,000)	-	-	-	-	-
Conversion of convertible notes into common stock at initial public offering	-	-	710,548	7,105	5,126,601	-	-	-	5,133,706
Conversion of convertible preferred shares into common stock at initial public offering	(2,810,190)	(28,102)	2,810,190	28,102	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	905,948	-	-	-	905,948
Series A warrants exercised to purchase common shares	-	-	1,200	12	10,188	-	-	-	10,200
Series A and B warrants acquired	-	-	-	-	3,812	-	-	-	3,812
Foreign currency translation gain	-	-	-	-	-	-	33,856	-	33,856
Net loss	-	-	-	-	-	(1,983,964)	-	(6,425)	(1,990,389)
Balance, December 31, 2020	3,000,000	$30,000	10,422,527	$104,225	$37,956,585	$(18,888,991)	$(380,663)	$(39,141)	$18,782,015

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non-controlling	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	(deficit)

Balance, June 30, 2019	2,064,884	$20,649	8,510,000	$85,100	$8,164,804	(12,668,741)	(216,870)	637,919	$(3,977,139)
Reclassification of noncontrolling interest	-	-	-	-	(637,056)	-	-	637,056	-
Balance, June 30, 2019	2,064,884	20,649	8,510,000	85,100	8,801,860	(12,668,741)	(216,870)	863	(3,977,139)
Deemed dividend	-	-	-	-	(976,308)	-	-	-	(976,308)
Issuance of convertible preferred shares	259,007	2,590	-	-	1,939,964	-	-	-	1,942,554
Issuance costs for common and preferred shares	-	-	-	-	(116,402)	-	-	-	(116,402)
Foreign currency translation loss	-	-	-	-	-	-	4,234	-	4,234
Net loss	-	-	-	-	-	(757,850)	-	(6,980)	(764,830)
Balance, September 30, 2019	2,323,891	23,239	8,510,000	85,100	9,649,114	(13,426,591)	(212,636)	(6,117)	(3,887,891)
Foreign currency translation loss	-	-	-	-	-	-	(133,286)	-	(133,286)
Net loss	-	-	-	-	-	(1,836,318)	-	(16,715)	(1,853,033)
Balance, December 31, 2019	2,323,891	$23,239	8,510,000	$85,100	$9,649,114	$(15,262,909)	$(345,922)	$(22,832)	$(5,874,210)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amount in $)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,067,304)	$(2,617,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign currency translation	(16,712)	(129,050)
Loss on investment in affiliate	135,692	-
Amortization of debt discount and issuance costs	-	138,209
Contingent beneficial conversion feature on convertible notes	905,948	-
Changes in operating assets and liabilities:
Other receivables	-	118,056
Other current assets	(39,486)	72,939
Accounts payable	(52,644)	(515,391)
Accounts payable - related party	(1,337,672)	2,458,158
Other long-term liabilities	17,947	-
Net cash used in operating activities	(3,454,231)	(474,942)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of warrants	3,812	-
Proceeds from warrant holders for common shares	10,200	-
Proceeds from issuance of preferred stock	3,294,745	648,750
Proceeds from initial public offering	21,600,013	-
Payment of equity issuance costs	(2,003,952)	(116,402)
Net cash provided by financing activities	22,904,818	532,348

Increase in cash and cash equivalents	19,450,587	57,406
Cash and cash equivalents, beginning of period	427,273	197,940
Cash and cash equivalents, end of period	$19,877,860	$255,346

Non-cash investing and financing activities
Reclassification of deferred charges to additional paid in capital upon completion of initial public offering	$1,863,613	$-
Conversion of notes to common shares at initial public offering	5,133,706	-
Conversion of preferred shares into common shares	28,102	-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$166,740	$170,198

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

GBS Inc. and its wholly owned subsidiary, GBS Operations Inc. are formed under the laws of the state of Delaware, and were formed on December 5, 2016. Glucose Biosensor Systems (Greater China) Pty Ltd (“GBSPL”) was formed on August 4, 2016 under the laws of New South Wales, Australia and was renamed to GBS (APAC) Pty Ltd on October 14, 2020. Glucose Biosensor Systems (Japan) Pty Ltd and Glucose Biosensor Systems (APAC) Pty Ltd were formed under the laws of New South Wales, Australia on February 22, 2017 and February 23, 2017 respectively. These companies (collectively, the “Company” or “Group”) were formed to provide a non-invasive, pain free innovation to make it easier for people to manage diabetes using the Company’s Saliva Glucose Biosensor (“SGB” and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”).

GBS Inc, has 54.4% of its common stock owned of Life Science Biosensor Diagnostics Pty Ltd (“LSBD”), an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LBSD has licensed to the Company that technology to introduce and launch the platform in the Asia-Pacific Region (“APAC”). We will commence this process with the SGT.

On May 29, 2020, a research agreement was executed between LSBD and the Wyss Institute for Biologically Inspired Engineering at Harvard University (Wyss). The Company is not a legal party to the agreement but is expecting to derive a benefit through the Technology Transfer Agreement executed with LSBD and the Company on June 23, 2020, further details which are provided below. The Company has transferred biosensors (research materials) to the Wyss Institute where its research and development scientists have commenced a pilot research program. Since the biosensor architecture is complete and given the pre-existing plans to develop immunology diagnostic tests, it is therefore relatively straightforward and expeditious to develop the SARS-CoV-2 test.

SARS-CoV-2 antibody testing in saliva can play a critically important role in large-scale ‘sero’-surveillance to address key public health priorities and guide policy and decision-making for COVID-19. It is anticipated that FDA review will be under the Emergency Use Authorization program, which means expedited time to market.

On June 23, 2020, The Company entered into a Technology Transfer Agreement global license with LSBD. The significant terms of the license agreement are:

●	The Company has the exclusive worldwide rights to a biosensor strip for antibodies against SARS-CoV-2 and associated application for reading devices to:

○	act as the authorized party for the purpose of processing the application of, and obtaining any, regulatory approval for the Licensed Product, including being authorized to process the approval for an investigational device required for the purpose of carrying out clinical studies.
○	manufacture, promote, market, import, offer, sell, and distribute the Licensed Products.
○	provide reasonable customer support services on the use of the Licensed Products to end users of, and health care practitioners referring end users to, the Licensed Products.
○	use the Licensed Products only for the purposes identified and permitted pursuant to regulatory approval; and
○	collect data acquired from the Licensed Products

●	The royalty rate is 13%, based upon mutually agreed sales projections on the net sales of the commercial units and dedicated reading devices. This serves as the minimum royalty and falls to 3% at the expiry of the relevant patent(s)
●	Each additional year, the sales upon which the minimum royalty is calculated on is increased by the mutually agreed Expected Market Growth rate plus an Additional Growth Percentage rate up to 7% annually. The Additional Growth Percentage Rate is calculated and applied for 10 years
●	In the event of a dispute, in relation to the expected market growth or additional percentage, the agreement provides for a dispute resolution by an independent third party.

There are no milestone payments.

Initial public offering

On December 28, 2020, the Company closed its initial public offering (“IPO”) and sold 1,270,589 units, consisting of (a) one share of the Company’s common stock (or, at the purchaser’s election, one share of Series B Convertible Preferred Stock), (b) one Series A warrant (the “Series A Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $8.50 per share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $17.00 per share, exercisable until the fifth anniversary of the issuance date and subject to certain adjustment and cashless exercise provisions. The public offering price of the shares sold in the IPO was $17.00 per unit. In aggregate, the units issued in the offering generated $17,732,448 in net proceeds, which amount is net of $1,714,001 in underwriters’ discount and commissions, $2,153,564 in offering costs (including deferred equity offering cost of $1,863,612). Offering costs include underwriters’ warrants to acquire up to 63,529 shares with an exercise price of $18.70 per share, exercisable until the fifth anniversary of the issuance date. The Company also issued to the underwriter an option, exercisable one or more times in whole or in part, to purchase up to 190,588 additional shares of common stock and/or Series A Warrants to purchase up to an aggregate of 190,588 shares of common stock and/or Series B Warrants to purchase up to an aggregate of 190,588 shares of common stock, in any combinations thereof, from us at the public offering price per security, less the underwriting discounts and commissions, for 45 days after the date of the IPO to cover over-allotments, if any (the “Over-Allotment Option”).

Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,810,190 shares of common stock, and all convertible notes then outstanding were automatically converted into 710,548 shares of common stock.

Pre-IPO preferred shareholders were issued warrants following the Company’s completed IPO, that allows the holder to acquire 2,736,675 shares of common stock at the IPO price during year two through to year three following the completion of the IPO. At exercise date, the shareholder must hold, for each warrant to be exercised, the underlying common share to exercise the warrant. The warrants are not transferable and apply to the number of shares that were subscribed for.

NOTE 2. LIQUIDITY

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company is an emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future until such time, if at all, the Company completes the development process of its products, including regulatory approvals, and thereafter, begins to commercialize and achieve substantial acceptance in the marketplace for the first of a series of products in its medical device portfolio.

The Company incurred a net loss of $3,067,304 for the six months ended December 31, 2020 (Net loss $2,617,863 for the six months ended December 31, 2019). At December 31, 2020, the Company has shareholders’ equity of $18,782,015, working capital of $18,799,962, and an accumulated deficit of $(18,888,991).

On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the novel coronavirus disease 2019 (“COVID-19”) outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. The COVID-19 pandemic is having a negative impact on global markets and business activity, which has had a limited impact on our core business operations. However, due to the nature of our platform technology we are able to quickly adapt to this rapidly evolving environment. As part of the immunology modality of the biosensor platform, the parent company, Life Science Biosensor Diagnostics Pty Ltd (LSBD) executed an agreement on May 29, 2020 with the Wyss Institute for Biologically Inspired Engineering at Harvard University (Wyss) to use the biosensor platform to develop a COVID-19 rapid diagnostic test. The Company has the rights to the technology from this agreement under a Technology Transfer Agreement global license with LSBD entered into on June 23, 2020.

GBS Inc. is the global licensee and intends to commercialize COVID-19 diagnostic tests across the US, Europe, APAC and the rest of the world through appropriately qualified distributors.

In the near future, the Company anticipates incurring operating losses and does not expect to experience positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seeks regulatory approvals to market such products.

The Group’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Group be unable to continue as a going concern.

As a result of the Company’s initial public offering (see Note 1), the Company believes it has sufficient working capital to finance its operations for the next twelve months as such these financial statements are prepared on the going concern basis.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The June 30, 2020 consolidated balance sheet has been derived from the audited financial statements as of that date.

These condensed consolidated financial statements have been derived from, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2020 included in the Company’s Registration Statement on Form S-1, File No. 333-252277 on file with the U.S. Securities and Exchange Commission (the “SEC”). There have not been any significant changes to the Company’s significant accounting policies during the six months ended December 31, 2020.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current period presentation as described below.

In the comparative period (FY 2020), management determined that certain transactions involving the issuance of shares of its subsidiary that occurred during the prior year should have resulted in an adjustment to non-controlling interest (“NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of NCI involving these changes in ownership. As a result, the Company increased its prior year APIC with an offsetting reduction to NCI of $637,056. Management concluded that this reclassification was not meaningful to the Company’s financial position for the prior year, and as such, this change was recorded in the consolidated balance sheet and statement of shareholder’s equity in the first quarter of the comparative period (FY 2020) as an out-of-period adjustment.

Revenue recognition

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable. The Company currently does not generate any revenue.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to presentation currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of GBS Inc is the United States dollar. Foreign currency movements resulted in a gain/(loss) of $33,856 and ($16,712) for the three and six months ended December 31, 2020, respectively ($133,286) and ($129,050) for the three and six months ended December 31, 2019, respectively.

Income taxes

In accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740, Income Taxes, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not that the positions will be sustained upon examination by taxing authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2020, the Group had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Group had no interest and penalties related to income taxes.

The Group accounts for current and deferred income taxes and, when appropriate, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of all available evidence, it is more likely than not that some amount of the recorded deferred tax assets will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

Debt issuance cost

Debt issuance costs are amortized using the effective interest rate method over the term of the loan and the amortization expense is recorded as part of interest expense of the consolidated statements of operations.

Licensing rights

During the first quarter of the FY ended 30 June 2020, the Company had purchased the license right procurement assets from Life Science Biosensor Diagnostics Pty Ltd for an amount of $976,308 (June 30, 2019: $ nil) in relation to the development and approval process for the Glucose Biosensor Technology. The Company recorded the license at the historical carrying value in the books of LSBD which was $ nil and recorded the amount paid as a deemed dividend. The Company has agreed to pay royalties of sales & milestones payments as defined.

On July 3, 2019, the Company entered into an amended and restated license agreement. There is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to December 31, 2020 (December 31, 2019: $ nil).

Research and development costs

Research and development costs are expensed as incurred.

Net loss per share attributable to common shareholders (“EPS”)

The Company calculates earnings per share attributable to common shareholders in accordance with ASC Topic 260, “Earning Per Share.” Basic net income (loss) per share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as share warrants.

Potentially dilutive common shares shall be calculated in accordance with the treasury share method, which assumes that proceeds from the exercise of all warrants are used to repurchase common share at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including convertible preferred stock, warrants to acquire common stock, and convertible notes payable have been excluded in the computation of diluted loss per share as the effects are antidilutive.

Recently issued but not yet effective accounting pronouncements

As the Company is an emerging growth company, it has elected to defer the adoption of new accounting pronouncements until they would apply to private companies.

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not intend to early adopt and continues to evaluate the impact of the provisions of ASU 2020-06 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This update requires all leases with a term greater than 12 months to be recognized on the balance sheet through a right-of-use asset and a lease liability and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for fiscal years beginning after December 15, 2021, and interim period within fiscal years beginning after December 15, 2022 as amended by ASU 2020-05 with early adoption permitted. The Company has not early adopted the standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company has not early adopted the standard.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme or the United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

Related parties

The Company has related party transactions with its parent LSBD. See Notes 7 and 8.

Fair value of financial instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature.

NOTE 4. OTHER CURRENT ASSETS

	December 31, 2020	June 30, 2020
Goods and services tax receivable	$77,710	$7,509
Prepayments	1,596	29,469
Other receivables	9,242	12,084
Total	$88,548	$49,062

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2020	June 30, 2020
Accounts and other payables	$595,549	$483,576
Accruals	29,051	56,894
Employee liabilities (current and non-current)	128,172	246,999
Total	$752,772	$787,469

NOTE 6. CONVERTIBLE NOTES PAYABLE

The Company’s previously outstanding notes mandatorily converted, at a conversion price equal to 85% of 50% of the unit offering price of the IPO (or $7.23), for an aggregate of 710,548 shares based on $5,133,706 of principal and zero accrued interest outstanding at the date of conversion.

The convertible notes had a contingent Beneficial Conversion Features (BCF), with the contingency being the event of IPO. As such, a financing cost of $905,948 was recognized as interest expense in the consolidated statements of operations and other comprehensive loss in relation to this contingent BCF during the three and six months ended December 31, 2020.

NOTE 7. SHAREHOLDERS’ EQUITY

December 2020 Transactions

On December 14, 2020, the Company agreed to issue to LSBD, in consideration of LSBD’s contribution towards the research and development of applications other than glucose and COVID-19 applications to a maximum of $2 million over a 5-year period, a 5-year non-transferable warrant to purchase 3,000,000 shares of the Company’s common stock at the exercise price of $17.00 per share. As this was a transaction between entities under common control, the $2 million receivable due from LSBD has been recognized as contra-equity.

On December 18, 2020, the Company entered into an Exchange Agreement (the “EA”) with LSBD to exchange 3,000,000 shares of its common stock held by LSBD for 3,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Exchange”). In addition, the parties to the Exchange Agreement entered into a Registration Rights Agreement (the “RRA”) pursuant to which the Company agreed to prepare and file within 30 days following the closing of the IPO with the Securities and Exchange Commission a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. If and to the extent the Company fails to, among other things, file such resale registration statement or have it declared effective as required under the terms of the RRA, the Company will be required to pay to the holder of such registration rights partial liquidated damages payable in cash in the amount equal to the product of 1.0% multiplied by the aggregate purchase price paid by such holder pursuant to the EA. The EA and the RRA contain customary representations, warranties, agreements and, indemnification rights and obligations of the parties. The common stock acquired in the Exchange was immediately retired. Each share of Series B Convertible Preferred Stock is convertible into 1 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In the event of the Company’s liquidation, dissolution or winding up, holders of Series B Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series B Convertible Preferred Stock are entitled to receive dividends on shares of Series B Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law.

Initial public offering

In December 2020, the Company completed its initial public offering. See Note 1.

NOTE 8. RELATED-PARTY TRANSACTIONS

In December 2020, the Company completed certain financing transactions with its Parent, LSBD as described in Note 7.

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms. The following transactions occurred with LSBD during the period July 1, 2020 to December 31, 2020 (FY2020: July 1, 2019 to December 31, 2019):

The Company incurred a total of $nil (FY2020: $599,848) towards the services in connection with development and regulatory approval pathway for the technology, including payments made or expenses incurred on behalf of the Company.

The Company incurred a total of $nil (FY2020: $730,148) towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the company which are included in general and administration expenses.

The Company recognized income of $nil (FY2020: $121,277) in relation to shared labor reimbursement which includes salaries directly attributable to the company which are included in shared-services revenue.

NOTE 9. INVESTMENT IN AFFILIATE

On May 29, 2020 the parent Company, Life Science Biosensor Diagnostics Pty Ltd, issued 14,000,000 common shares of BiosensX (North America) Inc. to the Company at par value of $0.001 per share. This transaction provided the Company with a 50% interest in BiosensX (North America) Inc., the holder of the technology license for the North America region.

The investment in BiosensX (North America) Inc. is accounted for by use of the equity method in accordance with ASC 323 Investments - Equity Method and Joint Ventures.

Life Science Biosensor Diagnostics Pty Ltd is the parent of both the Company and BiosensX (North America), the transfer of BiosensX shares to the Company was deemed to be a common control transaction. As a result of the share transfer, the Company has significant influence over BiosensX (North America) Inc. but in accordance with ASC 810 Consolidation Life Science Biosensor Diagnostics is deemed to have control over BiosensX (North America) Inc. due to its direct ownership of 50% in BiosensX (North America) Inc. and indirect ownership of 50% in BiosensX (North America) Inc. through GBS Inc.

The following table summarizes the amount recorded in the consolidated financial statements:

	December 31, 2020	June 30, 2020

Investment value	$135,692	$14,000
(Loss) income from the affiliate	(135,692)	121,692
Carrying amount	$-	$135,692

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has no material future minimum lease commitments or purchase commitments.

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. Based on information currently available, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. However, legal matters are inherently uncertain, and the Company cannot guarantee that the outcome of any legal matter will be favorable to the Company.

NOTE 11. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Net loss attributable to GBS, Inc.	$(1,983,964)	$(1,836,318)	$(3,056,474)	$(2,594,168)
Basic and diluted net loss per share attributed to common shareholders	$(0.23)	$(0.22)	$(0.35)	$(0.30)
Weighted-average number of ordinary shares	8,622,724	8,510,000	8,626,362	8,510,000

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

Anti-dilutive warrants and preferred shares:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Warrants - Series A	1,459,977	-	1,459,977	-
Warrants - Series B	1,461,177	-	1,461,177	-
Warrants issued to underwriters	63,529	-	63,529	-
Pre IPO warrants	2,736,675	2,250,376	2,736,675	2,250,376
Warrants issued to parent entity	3,000,000	-	3,000,000	-
Preferred stock - Series A	-	2,323,891	-	2,323,891
Preferred stock - Series B	3,000,000	-	3,000,000	-

NOTE 12. SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company received $502,350 in relation to the exercise of 59,100 Series A Warrants to purchase one share of Common Stock per Warrant at an exercise price $ 8.50. As of February 11, 2021, a total of 1,402,077 Series A warrants remain outstanding.

Subsequent to December 31, 2020 a total of 1,364,495 Series B Warrants were exercised to purchase one Common Stock per Warrants in a cashless exercise provision as described in Company’s Registration Statement on Form S-1, File No. 333-252277 on file with the U.S. Securities and Exchange Commission (the “SEC”). As of February 11, 2021, a total of 66,382 Series B remain outstanding.

On January 5, 2021, the Company entered into a certain Research Collaboration Agreement with Harvard College for the purposes of facilitating mutual collaboration in scientific research in connection with the Company’s non-exclusive royalty free license to combat COVID-19 coronavirus. The contemplated collaboration includes research teams from the Company and Harvard and will include, among others, exchange of materials and research data, to now progress with the milestone of integrating the Harvard technology with the Company’s biosensor with applications for SARS-Cov-2 antibody test for COVID-19. The Company agreed to pay Harvard a total amount of $609,375 payable in 3 instalments, with $304,687.50 payable upon receipt of the initial invoice, and two additional payments of $152,343.75 each, upon 90 and 180 day anniversary following the date of the agreement. For additional details refer to form 8-k on January 8, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such.

Overview

We are a biosensor diagnostic technology company developing our COV2 test and across the Asia-Pacific region (“APAC”) and a biosensor platform comprising of biochemistry, immunology, tumour markers, hormones, and nucleic acid diagnostic modalities. We were incorporated under the laws of Delaware on December 5, 2016. Our headquarter is in New York. We were formed to provide a non-invasive, pain free innovation to make it easier for people to manage diabetes using the Company’s Saliva Glucose Biosensor (“SGB” and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”)

We currently have 54.4% of our common stock owned by Life Science Biosensor Diagnostics Pty Ltd (“LSBD”). an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LSBD has licensed to us that technology for us to introduce and launch the platform in the APAC Region. We will commence this process with the SGT.

Our objective is to introduce and launch a COV2 test globally and then the SGB, the second of our diagnostic tests that stem from the Biosensor Platform that we license, in the APAC Region. In the next four years we intend on developing the platform to its full capacity testing across the following diagnostic modalities: immunology, hormones, chemistry, tumour markers and nucleic acid tests.

We believe that the COVID-19 pandemic is likely to remain with us for many decades. Development of an improved antibody assays to detect prior infection with SARS-CoV-2 has been identified as one of the top unmet needs in the ongoing COVID-19 pandemic response. Precise knowledge of SARS-CoV-2 infection at the individual level can potentially inform clinical decision-making, whereas at the population level, precise knowledge of prior infection, immunity, and attack rates (particularly asymptomatic infection) is needed to prioritize risk management decision-making about social distancing, treatments, and vaccination. If saliva can support measurements of both the presence of SARS-CoV-2 RNA26-28 as well as antibodies against SARS-CoV-2, this sample type could provide an important opportunity to monitor individual and population-level SARS-CoV-2 transmission, infection, and immunity dynamics over place and time.

We anticipate there to be 3 different applications for the foreseeable future:

1.	Population Screening - SARS-CoV-2 antibody testing is urgently needed to estimate the incidence and prevalence of SARS-CoV-2 infection at the general population level. Precise knowledge of population immunity could allow government bodies to make informed decisions about how and when to relax stay-at-home directives and to reopen the economy.
2.	Diagnosis – The COV2 Biosensor test can be used as a complement to the (RNA) virus detection tests for patients presenting late after symptoms onset to healthcare facilities and where virus detection tests are negative despite strong indications of infection. In addition, they can potentially be used for informing the decision on discharge of patients who recovered from SARS-CoV-2 infection but remain RNA-positive by RT-PCR for a long time after symptoms have subsided. The degree of protective immunity conferred by or correlated with the antibodies detected in subjects with past SARS-CoV-2 infection is still under investigation. Once this is clarified, the COV 2 antibody tests could be, together with the (RNA) direct virus detection, an essential tool in de-escalation strategies. Currently antibody tests are used for sero-epidemiological surveys and studies.
3.	Post vaccination screening - To assess the degree of the elicited potent antigen-specific antibody responses, to COV2 vaccines when developed and administered to humans.

Based on a recent paper publicly available and authored by the team at Johns Hopkins Department of Environmental Health and Engineering, Bloomberg School of Public Health, results indicate it is feasible to accurately measure the salivary IgG response to identify individuals with a prior SARS-CoV-2 infection. A saliva-based approach could serve as a non-invasive approach for accurate and large-scale SARS-CoV-2 “sero”-surveillance.

A saliva antibody test can greatly increase the scale of testing—particularly among susceptible populations—compared to blood and could clarify population immunity and susceptibility to SARS-CoV-2. The team at John Hopkins further demonstrated in the laboratory that when saliva was collected ≥10 days post symptom onset, the anti-SARS-CoV-2 IgG assay detects SARS-CoV-2 infection with 100% sensitivity and 99% specificity. In addition, the team demonstrated that the temporal kinetics of SARS CoV-2-specific IgG responses in saliva are consistent with those observed in serum and indicate that most individuals seroconvert approximately 10 days after COVID-19 symptom onset or approximately two weeks post-presumed infection.

By utilizing the biosensor platform for detecting COV2 we expect to have lower detection limits, improve on sensitivity and specificity characteristics of current diagnostic methods, be able to provide real time results at the point of care and provide quantitative results as opposed to negative or positive which is how other POCT report the results.

Accurate and scalable point-of-care (POC) tests for the diagnosis of COVID-19 would increase the scope for diagnosis to be made in the community and outside the laboratory setting They would have the potential to reduce the time to obtaining an actionable result, could support early identification of those with COVID-19 and could also support appropriate use of isolation resources, infection control measures, and recruitment into clinical trials of treatments.

We are progressing with the milestone of integrating Harvard University’s technology with our biosensor applications for SARS-Cov-2 antibody test for COVID-19 by entering on January 5, into a Research Collaboration Agreement with Harvard College for the purposes of facilitating mutual collaboration in scientific research in connection with the Company’s non-exclusive royalty free license to combat COVID-19 coronavirus. The contemplated collaboration includes research teams from the Company and Harvard and will include, among others, exchange of materials and research data.

Our Company has not generated any revenues to date. As such, the Company is subject to all of the risks associated with emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future until such time, if at all, the Company completes the development process of its products, including regulatory approvals, and thereafter, begins to commercialize and achieve substantial acceptance in the marketplace for the first of a series of products in its medical device portfolio.

Recent Developments

December 2020 Transactions

On December 14, 2020, the Company agreed to issue to LSBD, in consideration of LSBD’s contribution towards the research and development of applications other than glucose and COVID-19 applications to a maximum of $2 million over a 5-year period, a 5-year non-transferable warrant to purchase 3,000,000 shares of the Company’s common stock at the exercise price of $17.00 per share.

On December 18, 2020, the Company entered into an Exchange Agreement (the “EA”) with LSBD to exchange 3,000,000 shares of its common stock held by LSBD for 3,000,000 shares of the Company’s Series B Convertible Preferred Stock. In addition, the parties to the Exchange Agreement entered into a Registration Rights Agreement (the “RRA”) pursuant to which the Company agreed to prepare and file within 30 days following the closing of the IPO with the Securities and Exchange Commission a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. If and to the extent the Company fails to, among other things, file such resale registration statement or have it declared as required under the terms of the RRA, the Company will be required to pay to the holder of such registration rights partial liquidated damages payable in cash in the amount equal to the product of 1.0% multiplied by the aggregate purchase price paid by such holder pursuant to the EA. The EA and the RRA contain customary representations, warranties, agreements and, indemnification rights and obligations of the parties.

On December 18, 2020, LSBD entered into a certain Purchase and Assignment Agreement (the “PAA”) with an institutional accredited investor (the “Purchaser”) pursuant to which LSBD sold and assigned to the Purchaser 3,000,000 shares of the Series B Convertible Preferred Stock and assigned to the Purchaser its rights under the EA and the RRA with respect to the such preferred shares for a total purchase price of $2,000,000. The investor’s Series B Convertible Preferred Stock is convertible into 3,000,000 shares of the Company’s common stock, subject to beneficial ownership limitation.

On January 21, 2021, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the Series B Convertible Preferred Stock.

Initial public offering

On December 28, 2020, the Company closed its initial public offering (“IPO”) and sold 1,270,589 units, consisting of (a) one share of the Company’s common stock (or, at the purchaser’s election, one share of Series B Convertible Preferred Stock), (b) one Series A warrant (the “Series A Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $8.50 per share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $17.00 per share, exercisable until the fifth anniversary of the issuance date and subject to certain adjustment and cashless exercise provisions. The public offering price of the shares sold in the IPO was $17.00 per unit. In aggregate, the units issued in the offering generated $17,732,448 in net proceeds, which amount is net of $1,714,001 in underwriters’ discount and commissions, and $2,153,564 in offering costs (including deferred equity offering cost of $1,863,612). The Company also issued to the underwriter an option, exercisable one or more times in whole or in part, to purchase up to 190,588 additional shares of common stock and/or Series A Warrants to purchase up to an aggregate of 190,588 shares of common stock and/or Series B Warrants to purchase up to an aggregate of 190,588 shares of common stock, in any combinations thereof, from us at the public offering price per security, less the underwriting discounts and commissions, for 45 days after the date of the IPO to cover over-allotments, if any (the “Over-Allotment Option”).

Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,810,190 shares of common stock, and all convertible notes then outstanding were automatically converted into 710,548 shares of common stock.

Certain of the preferred shareholders were issued warrants that, following the Company’s completed IPO, allow the holder to acquire 2,736,675 shares of common stock at the IPO price during years two through three following the IPO. At exercise date, the shareholder must hold for each warrant to be exercised, one underlying common share to exercise the option. The warrants are not transferable and apply to the number of shares that were subscribed for.

Results of Operations:

Comparison of the Three and Six Months Ended December 31, 2020 and 2019

Revenue

Government support income

Government support income increased by $283,037 to $283,037 from $0 for the three months ended December 31, 2020 compared to same period in 2019. This increase was primarily attributable to GBS Inc and its subsidiary companies receiving Research and Development tax incentives and other COVID-19 related government support in the current period where the companies are located. The purpose of the grant is to support companies in managing its business and payroll costs.

Government support income increased by $338,464 to $338,464 from $0 for the six months ended December 31, 2020 compared to same period in 2019. This increase was primarily attributable to GBS Inc and its subsidiary companies receiving Research and Development tax incentives and other COVID-19 related government support in the current period where the companies are located. The purpose of the grant is to support companies in managing its business and payroll costs.

Shared service

Shared service revenue was $0 and ($798) for the three months ended December 31, 2020 and 2019, respectively, and $0 and $121,277 for the six months ended December 31, 2020 and 2019, respectively. Shared service revenue is mainly attributable to the recovery of costs from entities owned by its parent. There were no shared services in the current period.

Operating expenses

General and administrative expenses

General and administrative expenses decreased by $300,562 to $671,450 from $972,012 for the three months ended December 31, 2020 compared to the same period in 2019. This decrease was attributable to reduction of expenditures whilst completing the IPO and planning for the milestones to be achieved after the IPO.

General and administrative expenses decreased by $505,887 to $1,192,453 from $1,698,340 for the six months ended December 31, 2020 compared to the same period in 2019. This decrease was also attributable to the limitation of expenditures whilst completing the IPO and planning for the milestones to be achieved after the IPO.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional cost in overhead contribution, consultancy, and travel expenses.

Development and regulatory expenses

Development and regulatory expenses decreased by $152,847 to $341,820 from $494,667 for the three months ended December 31, 2020 compared to the same period in 2019. This decrease was attributable to limitation of expenditure on such activities until the funding had been secured by the IPO. The Company is now in a position to progress on its milestones.

Development and regulatory expenses decreased by $227,090 to $372,758 from $599,848 for the six months ended December 31, 2020 compared to the same period in 2019. This decrease was again attributable to limitation of expenditure on such activities until the funding had been secured by the IPO. The Company is now in a position to progress on its milestones.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Prospectus and capital raising expenses

Prospectus and capital raising expenses decreased by $49,345 to $187,093 from $236,438 for the three months ended December 31, 2020 as compared to the same period in 2019. This decrease was attributable to fewer expenditures required by us in the current period being in the final stages of completing our IPO.

Prospectus and capital raising expenses increased by $211,209 to $353,574 from $142,365 for the six months ended December 31, 2020 as compared to the same period in 2019, respectively. This increase was attributable to credit notes received from some suppliers in the first quarter of the previous period.

Other income and expenses

Interest expense

Interest expense increased $837,715 to $986,860 from $149,145 for the three months ended December 31, 2020 as compared to the same period in 2019. This increase was attributable to the non-cash recognition of a beneficial conversion feature associated with convertible notes.

Interest expense increased $774,032 to $1,072,688 from $298,656 for the six months ended December 31, 2020 as compared to the same period in 2019. This increase was also attributable to the non-cash recognition of a beneficial conversion feature associated with convertible notes.

Loss from unconsolidated equity method investment

Loss from unconsolidated equity method investment was $0 for the three months ended December 31, 2020 and 2019, respectively.

Loss from unconsolidated equity method investment increased $135,692 from $0 for the six months ended December 31, 2020 compared to the same period in 2019. This increase was attributable to the reduction in the carrying amount of its investment in BiosensX (North America) Inc.

Realized foreign exchange loss

Realized foreign exchange loss increased $86,637 from $0 for the three months ended December 31, 2020 compared to the same period in 2019. This increase was attributable to the unfavourable foreign exchange translations on capital raisings from AUD to USD.

Realized foreign exchange loss increased $279,107 from $0 for the six months ended December 31, 2020 compared to the same period in 2019. This increase was attributable to the unfavourable foreign exchange translations on capital raisings from AUD to USD.

Income tax (expense) benefit

Income tax expense was $0 for the three and six months ended December 31, 2020 and 2019 as the Company has established a full valuation allowance for all of its deferred tax assets

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation gain/(loss) increased by $167,142 to $33,856 from ($133,286) for the three months ended December 31, 2020 as compared to the same period in 2019. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Unrealized foreign currency translation gain/(loss) increased by $112,338 to ($16,712) from ($129,050) for the six months ended December 31, 2020 and 2019, respectively. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Net loss

Net loss increased by $137,356 to $1,990,389 from $1,853,033 for the three months ended December 31, 2020 compared to the same period in 2019. This overall increase was largely attributable to the non-cash recognition of a beneficial conversion feature, partially offset by government support income and the limitation of expenditure on general and administrative expenses until funding had been secured by the IPO, and the company was in a position to progress on its regulatory and development milestones.

Net loss increased by $449,441 to $3,067,304 from $2,617,863 for the six months ended December 31, 2020 compared to the same period in 2019. This overall increase was largely attributable to the non-cash recognition of a beneficial conversion feature, partially offset by government support income and the limitation of expenditure on general and administrative expenses until funding had been secured by the IPO, and the company was in a position to progress on its regulatory and development milestones.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock and the incurrence of debt. As of December 31, 2020, we had $19,877,860 in cash and cash equivalents and $18,799,962 in working capital.

See “Initial public offering” herein for details about our IPO.

According to our management’s estimates, based on our budget and proposed schedules of development, approvals and organization, we believe, although there can be no assurances, that after our IPO we will have sufficient capital resources to enable us to continue to implement our business plan and remain in operation for at least 30 months. During this time, we expect to use the net proceeds available to us for the following purposes:

●	to obtain regulatory approvals and establish manufacturing capacities necessary for marketing of the SGT;

●	to market the SGT and establish a distribution network in the APAC Region; and

●	for working capital and general corporate purposes.

We do not anticipate generating any revenue until after 6-10 months following the date of this filing, if at all, and our revenues will not immediately be sufficient to finance our ongoing operations. In addition, available resources may be consumed more rapidly than currently anticipated, and there can be no assurance that we will be successful in developing the SGT and generating sufficient revenue in the timeframe set forth above, or at all. We may be unable to meet our targets for regulatory approval and market launch, or we may be unable to generate anticipated amounts of revenue from sales of the system. We may also need additional funding for developing new products and services and for additional sales, marketing and promotional activities. Should this occur, we may need to seek additional capital earlier than anticipated.

In the event we require additional capital, there can be no assurances that we will be able to raise such capital on acceptable terms, or at all. Failure to generate sufficient revenues or raise additional capital through debt or equity financings, or through collaboration agreements, strategic alliances or marketing and distribution arrangements, could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business plan. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to a reduction in our operations or the failure of our company.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Extended Transition Period for “Emerging Growth Companies”

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Off-Balance Sheet Arrangements

Through December 31, 2020, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described under the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended December 31, 2020, except as described in Note 3 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on December 18, 2020.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are not currently engaged in any material legal proceedings.

Item 1a. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b) On December 28, 2020, the Company closed its initial public offering (“IPO”) and sold 1,270,589 units, consisting of (a) one share of the Company’s common stock (or, at the purchaser’s election, one share of Series B Convertible Preferred Stock), (b) one Series A warrant (the “Series A Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $8.50 per share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $17.00 per share, exercisable until the fifth anniversary of the issuance date and subject to certain adjustment and cashless exercise provisions. The public offering price of the shares sold in the IPO was $17.00 per unit. In aggregate, the units issued in the offering generated $17,732,448 in net proceeds, which amount is net of $1,714,001 in underwriters’ discount and commissions, and $2,153,564 in offering costs (including deferred equity offering cost of $1,863,612). The Company also issued to the underwriter an option, exercisable one or more times in whole or in part, to purchase up to 190,588 additional shares of common stock and/or Series A Warrants to purchase up to an aggregate of 190,588 shares of common stock and/or Series B Warrants to purchase up to an aggregate of 190,588 shares of common stock, in any combinations thereof, from us at the public offering price per security, less the underwriting discounts and commissions, for 45 days after the date of the IPO to cover over-allotments, if any (the “Over-Allotment Option”).

Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,810,190 shares of common stock, and all convertible notes then outstanding were automatically converted into 710,548 shares of common stock. Certain of the preferred shareholders were issued warrants that, following the Company’s completed IPO, allow the holder to acquire 2,736,675 shares of common stock at the IPO price during years two through three following the IPO. At exercise date, the shareholder must hold for each warrant to be exercised, one underlying common share to exercise the option. The warrants are not transferable and apply to the number of shares that were subscribed for.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 28, 2020 pursuant to Rule 424(b). No direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we intend to invest the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GBS Inc.

Date: February 11, 2021	By:	/s/ HARRY SIMEONIDIS
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: February 11, 2021	By:	/s/ SPIRO SAKIRIS
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

