Form 10-Q
period 2021-03-31
GBS Inc.
filed 2021-05-13
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

YES [X] NO [  ]

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

The number of shares of registrant’s common stock outstanding as of May 13, 2021 was 12,382,122.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

GBS Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in $)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,261,622	$427,273
Deferred charges	-	1,863,613
Other current assets	2,324,389	49,062

Total current assets	16,586,011	2,339,948

Investment in affiliate	-	135,692

Other non-current assets	866,667	-

TOTAL ASSETS	$17,452,678	$2,475,640

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,521,899	$787,469
Related party payables	37,235	1,769,293
Convertible notes payable	-	5,133,706
Total current liabilities	1,559,134	7,690,468

Employee benefit liabilities	18,128	-

Total liabilities	1,577,262	7,690,468
Commitments and contingencies - Note 10

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 3,000,000 and 2,370,891 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	30,000	23,709
Common stock, $0.01 par value, 100,000,000 shares authorized, 11,881,322 and 8,630,000 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	118,813	86,300
Additional paid-in capital	38,440,097	10,899,942
Accumulated deficit	(22,016,804)	(15,832,517)
Accumulated other comprehensive loss	(642,695)	(363,951)
Total consolidated group equity (deficit)	15,929,411	(5,186,517)
Non-controlling interests	(53,995)	(28,311)
Total shareholders’ equity (deficit)	15,875,416	(5,214,828)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,452,678	$2,475,640

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Amounts in $)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenues
Other income:
Government support income	$34,290	-	$372,754	$-
Shared services	-	(1,533)	-	119,744
Total revenues and other income	34,290	(1,533)	372,754	119,744

Operating expenses:
General and administrative expenses	1,013,389	53,842	2,205,842	1,752,182
Development and regulatory approval expenses	2,156,316	(58,825)	2,529,074	541,023
Prospectus and capital raising expenses	5,100	32,274	358,674	174,639

Total operating expenses	3,174,805	27,291	5,093,590	2,467,844

Loss from operations	(3,140,515)	(28,824)	(4,720,836)	(2,348,100)

Other (expense) income:
Interest expense	(18,561)	(82,305)	(1,091,249)	(380,961)
Loss from unconsolidated equity method investment	-	-	(135,692)	-
Realized foreign exchange gain/(loss)	8,774	-	(270,333)	-
Interest income	7,635	22	8,139	91
Total other expense	(2,152)	(82,283)	(1,489,135)	(380,870)
Loss before income taxes	(3,142,667)	(111,107)	(6,209,971)	(2,728,970)

Income tax (expense)/benefit
Current	-	-	-	-
Deferred	-	-	-	-
Total income tax (expense)/benefit	-	-	-	-

Net loss	(3,142,667)	(111,107)	(6,209,971)	(2,728,970)
Net (loss) income attributable to non-controlling interest	(14,854)	1,485	(25,684)	(22,210)
Net loss attributable to GBS, Inc.	$(3,127,813)	$(112,592)	$(6,184,287)	$(2,706,760)

Other comprehensive income
Foreign currency translation gain/(loss) attributable to non-controlling interest	-	-	-	-
Foreign currency translation gain/(loss) attributable to GBS, Inc.	(262,032)	100,921	(278,744)	(28,129)
Total other comprehensive income	(262,032)	100,921	(278,744)	(28,129)

Comprehensive net loss attributable to GBS, Inc	$(3,389,845)	$(11,671)	$(6,463,031)	$(2,734,889)

Net loss per share, basic and diluted	$(0.27)	$(0.01)	$(0.64)	$(0.32)

Weighted average number of shares outstanding, basic and diluted	11,795,741	8,510,000	9,667,399	8,510,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in $)

	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non-controlling	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	(deficit)
Balance, June 30, 2020	2,370,891	$23,709	8,630,000	$86,300	$10,899,942	$(15,832,517)	$(363,951)	$(28,311)	$(5,214,828)
Issuance of convertible preferred shares	439,299	4,393	-	-	3,290,352	-	-	-	3,294,745
Foreign currency translation loss	-	-	-	-	-	-	(50,568)	-	(50,568)
Net loss	-	-	-	-	-	(1,072,510)	-	(4,405)	(1,076,915)
Balance, September 30, 2020	2,810,190	28,102	8,630,000	86,300	14,190,294	(16,905,027)	(414,519)	(32,716)	(3,047,566)
Issuance of common stock at initial public offering	-	-	1,270,589	12,706	21,587,307	-	-	-	21,600,013
Issuance cost of common stock at initial public offering	-	-	-	-	(3,867,565)	-	-	-	(3,867,565)
Cancellation of common stock in exchange for preferred shares	3,000,000	30,000	(3,000,000)	(30,000)	-	-	-	-	-
Conversion of convertible notes into common stock at initial public offering	-	-	710,548	7,105	5,126,601	-	-	-	5,133,706
Conversion of convertible preferred shares into common stock at initial public offering	(2,810,190)	(28,102)	2,810,190	28,102	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	905,948	-	-	-	905,948
Series A warrants exercised to purchase common shares	-	-	1,200	12	10,188	-	-	-	10,200
Series A and B warrants acquired	-	-	-	-	3,812	-	-	-	3,812
Foreign currency translation loss	-	-	-	-	-	-	33,856	-	33,856
Net loss	-	-	-	-	-	(1,983,964)	-	(6,425)	(1,990,389)
Balance, December 31, 2020	3,000,000	$30,000	10,422,527	$104,225	$37,956,585	$(18,888,991)	$(380,663)	$(39,141)	$18,782,015

Series A warrants exercised to purchase common shares	-	-	58,600	586	497,514	-	-	-	498,100
Series B warrants exercised to purchase common shares	-	-	1,400,195	14,002	(14,002)	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(262,032)	-	(262,032)
Net loss	-	-	-	-	-	(3,127,813)	-	(14,854)	(3,142,667)
Balance, March 31, 2021	3,000,000	$30,000	11,881,322	$118,813	$38,440,097	$(22,016,804)	$(642,695)	$(53,995)	$15,875,416

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non-controlling	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	(deficit)

Balance, June 30, 2019	2,064,884	$20,649	8,510,000	$85,100	$8,164,804	(12,668,741)	(216,870)	637,919	$(3,977,139)
Reclassification of noncontrolling interest	-	-	-	-	637,056	-	-	(637,056)	-
Balance, June 30, 2019	2,064,884	20,649	8,510,000	85,100	8,801,860	(12,668,741)	(216,870)	863	(3,977,139)

Deemed dividend	-	-	-	-	(976,308)	-	-	-	(976,308)
Issuance of convertible preferred shares	259,007	2,590	-	-	1,939,964	-	-	-	1,942,554
Issuance costs for common and preferred shares	-	-	-	-	(116,402)	-	-	-	(116,402)
Foreign currency translation loss	-	-	-	-	-	-	4,234	-	4,234
Net loss	-	-	-	-	-	(757,850)	-	(6,980)	(764,830)
Balance, September 30, 2019	2,323,891	23,239	8,510,000	85,100	9,649,114	(13,426,591)	(212,636)	(6,117)	(3,887,891)
Foreign currency translation loss	-	-	-	-	-	-	(133,284)	-	(133,284)
Net loss	-	-	-	-	-	(1,836,318)	-	(16,715)	(1,853,033)
Balance, December 31, 2019	2,323,891	$23,239	8,510,000	$85,100	$9,649,114	$(15,262,909)	$(345,920)	$(22,832)	$(5,874,208)

Foreign currency translation loss	-	-	-	-	-	-	100,921	-	100,921
Net loss	-	-	-	-	-	(112,592)	-	1,485	(111,107)
Balance, March 31, 2020	2,323,891	$23,239	8,510,000	$85,100	$9,649,114	$(15,375,501)	$(244,999)	$(21,347)	$(5,884,394)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amount in $)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,209,971)	$(2,728,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on foreign currency translations (net)	(270,333)	-
Loss on investment in affiliate	135,692	-
Amortization of debt discount and issuance costs	-	2,359
Contingent beneficial conversion feature on convertible notes	905,948	-
Changes in operating assets and liabilities:
Other receivables	-	118,056
Other current assets	(2,275,327)	94,274
Other non-current assets	(866,667)	-
Accounts payable	680,922	(403,305)
Accounts payable - related party	(1,732,058)	2,223,993
Other long-term liabilities	18,128	-
Net cash used in operating activities	(9,613,666)	(693,593)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of warrants	3,812	-
Proceeds from warrant holders for common shares	508,300	-
Proceeds from issuance of preferred stock	3,294,745	648,750
Proceeds from initial public offering	21,600,013	-
Payment of equity issuance costs	(2,003,952)	(116,402)

Net cash provided by financing activities	23,402,918	532,348

Effect of foreign exchange rates on cash and cash equivalents	45,097	(18,624)

Increase in cash and cash equivalents	13,834,349	(179,869)
Cash and cash equivalents, beginning of period	427,273	197,940
Cash and cash equivalents, end of period	$14,261,622	$18,071

Non-cash investing and financing activities
Reclassification of deferred charges to additional paid in capital upon completion of initial public offering	$1,863,613	$-
Conversion of notes to common shares at initial public offering	5,133,706	-
Conversion of preferred shares into common shares	28,102	-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$185,301	$249,627

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

GBS Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

GBS Inc. and its wholly owned subsidiary, GBS Operations Inc. were formed on December 5, 2016 under the laws of the state of Delaware. Glucose Biosensor Systems (Greater China) Pty Ltd (“GBSPL”) was formed on August 4, 2016 under the laws of New South Wales, Australia and was renamed to GBS (APAC) Pty Ltd on October 14, 2020. Glucose Biosensor Systems (Japan) Pty Ltd and GBS (APAC) Pty Ltd were formed under the laws of New South Wales, Australia on February 22, 2017 and February 23, 2017 respectively. These companies (collectively, the “Company” or “Group”) were formed to provide a non-invasive, pain free innovation to make it easier for people to manage diabetes using the Company’s Saliva Glucose Biosensor (“SGB” and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”).

GBS Inc. is a 48.7% owned (by voting rights) affiliate of Life Science Biosensor Diagnostics Pty Ltd (“LSBD”), an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LSBD has licensed to the Company that technology to introduce and launch the platform in the Asia-Pacific Region (“APAC”). The Company will commence this process with the SGT.

On May 29, 2020 a research agreement was executed between LSBD and the Wyss Institute for Biologically Inspired Engineering at Harvard University (Wyss). The Company is not a legal party to the agreement but is expecting to derive a benefit through the Technology Transfer Agreement executed with LSBD and the Company on June 23, 2020, further details which are provided below. The Company has transferred biosensors (research materials) to the Wyss Institute where its research and development scientists have commenced a pilot research program. Since the biosensor architecture is complete and given the pre-existing plans to develop immunology diagnostic tests, it is therefore relatively straightforward and expeditious to develop the SARS-CoV-2 test.

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

On June 23, 2020, the Company entered into a Technology Transfer Agreement global license with LSBD. The significant terms of the license agreement are:

●	The Company has the exclusive worldwide rights to a biosensor strip for antibodies against SARS-CoV-2 and associated application for reading devices to:
	○	act as the authorized party for the purpose of processing the application of, and obtaining any, regulatory approval for the Licensed Product, including being authorized to process the approval for an investigational device required for the purpose of carrying out clinical studies;
	○	manufacture, promote, market, import, offer, sell, and distribute the Licensed Products;
	○	provide reasonable customer support services on the use of the Licensed Products to end users of, and health care practitioners referring end users to, the Licensed Products;
	○	use the Licensed Products only for the purposes identified and permitted pursuant to regulatory approval; and
	○	collect data acquired from the Licensed Products
●	The royalty rate is 13%, based upon mutually agreed sales projections on the net sales of the commercial units and dedicated reading devices. This serves as the minimum royalty and falls to 3% at the expiry of the relevant patent(s)

●	Each additional year, the sales upon which the minimum royalty is calculated on is increased by the mutually agreed Expected Market Growth rate plus an Additional Growth Percentage rate up to 7% annually. The Additional Growth Percentage Rate is calculated and applied for 10 years
●	In the event of a dispute, in relation to the expected market growth or additional percentage, the agreement provides for a dispute resolution by an independent third party.

There are no milestone payments.

Initial public offering

On December 28, 2020, the Company closed its initial public offering (“IPO”) and sold 1,270,589 units, consisting of (a) one share of the Company’s common stock (or, at the purchaser’s election, one share of Series B Convertible Preferred Stock), (b) one Series A warrant (the “Series A Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $8.50 per share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $17.00 per share, exercisable until the fifth anniversary of the issuance date and subject to certain adjustment and cashless exercise provisions. The public offering price of the shares sold in the IPO was $17.00 per unit. In aggregate, the units issued in the offering generated $17,732,448 in net proceeds, which amount is net of $1,714,001 in underwriters’ discount and commissions, and $2,153,564 in offering costs. Offering costs include underwriters’ warrants to acquire up to 63,529 shares with an exercise price of $18.70 per share, exercisable until the fifth anniversary of the issuance date. The Company also issued to the underwriter an option, exercisable one or more times in whole or in part. If, and to the extent, the Over Allotment Option was exercised, the underwriter may purchase up to 190,588 additional shares of common stock and/or Series A Warrants to purchase up to an aggregate of 190,588 shares of common stock and/or Series B Warrants to purchase up to an aggregate of 190,588 shares of common stock, in any combinations thereof, from us at the public offering price per security, less the underwriting discounts and commissions, for 45 days after the date of the IPO to cover over-allotments, if any (the “Over-Allotment Option”).

Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,810,190 shares of common stock, and all convertible notes then outstanding were automatically converted into 710,548 shares of common stock.

Pre-IPO preferred shareholders were issued warrants following the Company’s completed IPO, that allow the holder to acquire 2,736,675 shares of common stock at the IPO price during year two through to year three following the completion of the IPO. At exercise date, the shareholder must hold, for each warrant to be exercised, the underlying common share to exercise the warrant. The warrants are not transferable and apply to the number of shares that were subscribed for.

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

The Company incurred a net loss of $6,209,971 for the nine months ended March 31, 2021 (Net loss $2,728,970 for the nine months ended March 31, 2020). As at March 31, 2021, the Company has shareholders’ equity of $15,875,416, working capital of $15,026,877, and an accumulated deficit of $(22,016,804).

On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (the “WHO”) declared the novel coronavirus disease 2019 (“COVID-19”) outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. The COVID-19 pandemic is having a negative impact on global markets and business activity, which has had a limited impact on our core business operations. However, due to the nature of our platform technology we are able to quickly adapt to this rapidly evolving environment. As part of the immunology modality of the biosensor platform, LSBD executed an agreement on May 29, 2020 with the Wyss Institute for Biologically Inspired Engineering at Harvard University to use the biosensor platform to develop a COVID-19 rapid diagnostic test. The Company has the rights to the technology from this agreement under a Technology Transfer Agreement global license with LSBD entered into on June 23, 2020.

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

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

As a result of the Company’s initial public offering (see Note 1), the Company believes it has sufficient working capital to finance its operations for the next twelve months as such these consolidated financial statements are prepared on the going concern basis.

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

These condensed consolidated financial statements have been derived from, and should be read in conjunction with, the Company’s audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2020 included in the Company’s Registration Statement on Form S-1, File No. 333-252277 on file with the U.S. Securities and Exchange Commission (the “SEC”). There have not been any significant changes to the Company’s significant accounting policies during the nine months ended March 31, 2021.

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

In the comparative period (FY 2020), management determined that certain transactions involving the issuance of shares of its subsidiary that occurred during the prior year should have resulted in an adjustment to non-controlling interest (“NCI”) and Additional Paid-in-Capital (“APIC”) to reflect the difference between the fair value of the consideration received and the book value of NCI involving these changes in ownership. As a result, the Company increased its prior year APIC with an offsetting reduction to NCI of $637,056. Management concluded that this reclassification was not meaningful to the Company’s financial position for the prior year, and as such, this change was recorded in the consolidated balance sheets and statements of shareholder’s equity in the first quarter of the comparative period (FY 2020) as an out-of-period adjustment.

For the three months ended March 31, 2020, amounts presented in the income statement reflect the difference between the nine months ended March 31, 2020 and the previously reported six months ended December 31, 2019 (Form 10Q for the quarter ended December 31, 2019). These quarterly balances was mainly impacted by a reclassification of $268,457 in overhead reimbursements that has been reclassified from other income to general and administrative expenses for comparative reasons. The Company currently does not generate any revenue. The foreign currency translation gain was also adjusted by $165,230 to total operating expenses for the same reason.

Revenue recognition

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of GBS Inc. is the United States dollar. Foreign currency movements resulted in a gain/(loss) of ($262,032) and ($278,744) for the three and nine months ended March 31, 2021, respectively and $100,921 and ($28,129) for the three and nine months ended March 31, 2020, respectively.

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

As of March 31, 2021, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

The Company accounts for current and deferred income taxes and, when appropriate, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of all available evidence, it is more likely than not that some amount of the recorded deferred tax assets will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

Debt issuance cost

Debt issuance costs are amortized using the effective interest rate method over the term of the loan and the amortization expense is recorded as part of interest expense of the consolidated statements of operations.

Licensing rights

During the first quarter of the fiscal year ended June 30 2020, the Company purchased the license right procurement assets from LSBD for an amount of $976,308 (June 30, 2019: $ nil) in relation to the development and approval process for the Glucose Biosensor Technology. The Company recorded the license at the historical carrying value in the books of LSBD which was $ nil and recorded the amount paid as a deemed dividend. The Company has agreed to pay royalties of sales & milestones payments as defined.

On July 3, 2019, the Company entered into an amended and restated license agreement. There is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to March 31, 2021 (March 31, 2020: $ nil).

On March 31, 2021, GBS entered into an agreement with LSBD to provide GBS an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement has a term of two years and the exercise price for the option is $5 million. The fee of $0.5 million incurred for the option has been recognized as an expense and included within ‘Development and regulatory approval expenses in the consolidated statements of operations.

Research and development costs

During the quarter ended March 31, 2021, the Company contributed a total of $2,600,000 towards budgeted development and commercialization costs to be incurred by BiosensX (North America) Inc. in which the Company has a 50% interest. This represents the Company’s contribution towards budgeted development and commercialization costs included in total costs budgeted in the Form S-1. This funding relates to the development and preparation for submission of the Saliva Glucose Biosensor connected with regulatory approval for the U.S market by the U.S Food & Drug Administration. This amount is recognized as a prepayment and will be expensed as incurred over an estimated 18 month period in which the costs are expected to be incurred.

Net loss per share attributable to common shareholders (“EPS”)

The Company calculates earnings per share attributable to common shareholders in accordance with ASC Topic 260, Earning Per Share. Basic net income (loss) per share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as share warrants.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This update requires all leases with a term greater than 12 months to be recognized on the balance sheet through a right-of-use asset and a lease liability and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for fiscal years beginning after December 15, 2021, and interim period within fiscal years beginning after December 15, 2022 as amended by ASU 2020-05 with early adoption permitted. The Company has not early adopted the standard and continues to evaluate the impact.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company has not early adopted the standard and continues to evaluate the impact.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme or the United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

Related parties

The Company has related party transactions with LSBD. See Notes 7 and 8.

Fair value of financial instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature.

NOTE 4. OTHER ASSETS

Other current assets consist of the following:

	March 31, 2021	June 30, 2020
Goods and services tax receivable	$89,566	$7,509
Prepayments	2,227,221	29,469
Other receivables	7,602	12,084
Total	$2,324,389	$49,062

During the three months ended March 31, 2021, the Company made $2,600,000 in prepayments relating to research and development contributions. Of the total prepayments, $866,667 was recorded as a non-current asset as of March 31, 2021 based on the expected outflow of the budgeted research and development costs.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2021	June 30, 2020

Accounts and other payables	$1,355,530	$483,576
Accruals	41,810	56,894
Related party payables	37,235	1,769,293
Employee liabilities (current and non-current)	142,687	246,999

Total	$1,577,262	$2,556,762

NOTE 6. CONVERTIBLE NOTES PAYABLE

The Company’s previously outstanding notes mandatorily converted, at a conversion price equal to 85% of 50% of the unit offering price of the IPO (or $7.23), for an aggregate of 710,548 shares based on $5,133,706 of principal and zero accrued interest outstanding at the date of conversion.

The convertible notes had a contingent Beneficial Conversion Features (BCF), with the contingency being the event of IPO. As such, a financing cost of $905,948 was recognized as interest expense in the consolidated statements of operations and other comprehensive loss in relation to this contingent BCF during the nine months ended March 31, 2021.

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

On December 18, 2020, the Company entered into an Exchange Agreement (the “EA”) with LSBD to exchange 3,000,000 shares of its common stock held by LSBD for 3,000,000 shares of the Company’s Series B Convertible Preferred Stock (the “Exchange”). In addition, the parties to the Exchange Agreement entered into a Registration Rights Agreement (the “RRA”) pursuant to which the Company agreed to prepare and file within 30 days following the closing of the IPO with the Securities and Exchange Commission a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. If and to the extent the Company fails to, among other things, file such resale registration statement or have it declared effective as required under the terms of the RRA, the Company will be required to pay to the holder of such registration rights partial liquidated damages payable in cash in the amount equal to the product of 1.0% multiplied by the aggregate purchase price paid by such holder pursuant to the EA. The EA and the RRA contain customary representations, warranties, agreements and, indemnification rights and obligations of the parties. The common stock acquired in the Exchange was immediately retired. Each share of Series B Convertible Preferred Stock is convertible into 1 share of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In the event of the Company’s liquidation, dissolution or winding up, holders of Series B Convertible Preferred Stock will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series B Convertible Preferred Stock are entitled to receive dividends on shares of Series B Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law.

Initial public offering

In December 2020, the Company completed its initial public offering. For further details refer to Note 1.

March 2021 Transactions

During the quarter ended March 31, 2021, Series A and Series B warrants held by certain shareholders were exercised. Each warrant is convertible into 1 share of the Company’s common stock. A total of 58,600 Series A warrants and 1,400,195 Series B warrants were exercised and converted into common stock.

NOTE 8. RELATED-PARTY TRANSACTIONS

The Company completed certain financing transactions with LSBD as described in Note 7.

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms. The following transactions also occurred with LSBD during the period July 1, 2020 to March 31, 2021 (FY2020: July 1, 2019 to March 31, 2020):

The Company incurred a total of $23,523 (FY2020: $541,023) towards the services in connection with development and regulatory approval pathway for the technology, including payments made or expenses incurred on behalf of the Company.

The Company incurred a total of $nil (FY2020: $447,440) towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses.

The Company recognized income of $nil (FY2020: $119,744) in relation to shared labour reimbursement which includes salaries directly attributable to the Company which are included in shared-services revenue.

On March 31, 2021, GBS entered into an Option Agreement with LSBD to provide GBS the option to acquire an exclusive license for LSBD’s intellectual property. A fee of $500,000 was paid to acquire this option. For further details refer to Note 3.

During the quarter ended March 31, 2021, the Company contributed a total of $2,600,000 towards budgeted development and commercialization costs to be incurred by BiosensX (North America) Inc. relating to the development and preparation for submission of the Saliva Glucose Biosensor connected with regulatory approval for the U.S market by the U.S Food & Drug Administration. For further details refer to Note 3.

NOTE 9. INVESTMENT IN AFFILIATE

On May 29, 2020 LSBD, issued 14,000,000 common shares of BiosensX (North America) Inc. to the Company at par value of $0.001 per share. This transaction provided the Company with a 50% interest in BiosensX (North America) Inc., the holder of the technology license for the North America region.

The investment in BiosensX (North America) Inc. is accounted for by use of the equity method in accordance with ASC 323 Investments - Equity Method and Joint Ventures.

At the date of this transaction, LSBD was the parent of both the Company and BiosensX (North America) Inc., the transfer of BiosensX shares to the Company was deemed to be a common control transaction. As a result of the share transfer, the Company has significant influence over BiosensX (North America) Inc. but in accordance with ASC 810 Consolidation LSBD is deemed to have control over BiosensX (North America) Inc. due to its direct ownership of 50% in BiosensX (North America) Inc. and indirect ownership of 50% in BiosensX (North America) Inc. through GBS Inc.

As of March 31, 2021, LSBD holds 48.7% of common Stock of GBS Inc. and therefore still has control over BiosensX (North America) Inc.

The following table summarizes the amount recorded in the consolidated financial statements:

	March 31, 2021	June 30, 2020
Investment value	$135,692	$14,000
(Loss) income from the affiliate	(135,692)	121,692
Carrying amount	$-	$135,692

NOTE 10. COMMITMENTS AND CONTINGENCIES

On January 5, 2021, the Company entered into a certain Research Collaboration Agreement with Harvard College for the purposes of facilitating mutual collaboration in scientific research in connection with the Company’s non-exclusive royalty free license to combat COVID-19 coronavirus. The contemplated collaboration includes research teams from the Company and Harvard and will include, among others, exchange of materials and research data, to now progress with the milestone of integrating the Harvard technology with the Company’s biosensor with applications for SARS-Cov-2 antibody test for COVID-19. The Company agreed to pay Harvard a total amount of $609,375 payable in 3 instalments of which $304,686 remains payable as of March 31, 2021.

On January 21, 2021, the Company entered into a sponsored research agreement with Johns Hopkins Bloomberg School of Public Health to accelerate the development of next-generation saliva-based diagnostic tests. The Company is collaborating with the Bloomberg School of Public Health to optimise the collection of saliva and monitoring of diverse biomarkers across a number of modalities including clinical chemistry and infectious diseases. Johns Hopkins intend to utilise biosensor products to conduct in-field epidemiological studies. The Company agreed to pay Johns Hopkins a total amount of $423,589 as a part of this sponsored research agreement of which all remains payable as of March 31, 2021.

The Company has no other material future minimum lease commitments or purchase commitments.

From time to time, the Company may become a party to various legal proceedings arising in the ordinary course of business. Based on information currently available, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. However, legal matters are inherently uncertain, and the Company cannot guarantee that the outcome of any potential legal matter will be favorable to the Company.

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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Net loss attributable to GBS, Inc.	$(3,127,813)	$(112,592)	$(6,184,287)	$(2,706,760)
Basic and diluted net loss per share attributed to common shareholders	$(0.27)	$(0.01)	$(0.64)	$(0.32)
Weighted-average number of ordinary shares	11,795,741	8,510,000	9,667,399	8,510,000

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Warrants - Series A	1,401,377	-	1,401,377	-
Warrants - Series B	60,982	-	60,982	-
Warrants issued to underwriters	63,529	-	63,529	-
Pre IPO warrants	2,736,675	2,250,376	2,736,675	2,250,376
Warrants issued to parent entity	3,000,000	-	3,000,000	-
Preferred stock - Series A	-	2,323,891	-	2,323,891
Preferred stock - Series B	3,000,000	-	3,000,000	-

NOTE 12. SUBSEQUENT EVENTS

Subsequent to March 31, 2021 and through to the date of this filing, a total of 500,000 Series B Convertible Preferred Stock was converted into common stock. Each share of Series B Convertible Preferred Stock is convertible into 1 share of the Company’s common stock.

Subsequent to March 31, 2021 and through to the date of this filing, a total of 800 Series B Warrants were exercised to purchase one Common Stock per Warrant in a cashless exercise provision as described in Company’s Registration Statement on Form S-1, File No. 333-252277 on file with the U.S. Securities and Exchange Commission (the “SEC”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s initial public offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a biosensor diagnostic technology company developing our SARS COV2 antibody (“COV2”) test for the world market, the Saliva Glucose Biosensor (“SGB”) for the Asia-Pacific region (“APAC”) and have a 50% interest for the North America region. This the prelude to a biosensor platform comprising of biochemistry, immunology, tumor markers, hormones, and nucleic acid diagnostic modalities. We were incorporated under the laws of Delaware on December 5, 2016. Our headquarters are in New York. We were formed to provide a non-invasive, pain free innovation to make it easier for people to manage diabetes using the Company’s SGB and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”).

We currently are a 48.7%-owned (by voting rights) affiliate of Life Science Biosensor Diagnostics Pty Ltd (“LSBD”), an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LSBD has licensed to us that technology for us to introduce and launch the platform in the APAC Region. We will commence this process with the SGT.

Our objective is to introduce and launch a COV2 test globally and then the SGB, the second of our diagnostic tests that stem from the Biosensor Platform that we license, in the APAC Region. In the next four years we intend on developing the platform to its full capacity testing across the following diagnostic modalities: immunology, hormones, chemistry, tumour markers and nucleic acid tests.

We believe that the COVID-19 pandemic is likely to remain with us for many years. Development of an improved antibody assays to detect prior infection with SARS-CoV-2 has been identified as one of the top unmet needs in the ongoing COVID-19 pandemic response. Precise knowledge of SARS-CoV-2 infection at the individual level can potentially inform clinical decision-making, whereas at the population level, precise knowledge of prior infection, immunity, and attack rates (particularly asymptomatic infection) is needed to prioritize risk management decision-making about social distancing, treatments, and vaccination. If saliva can support measurements of both the presence of SARS-CoV-2 RNA26-28 as well as antibodies against SARS-CoV-2, this sample type could provide an important opportunity to monitor individual and population-level SARS-CoV-2 transmission, infection, and immunity dynamics over place and time.

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

Accurate and scalable point-of-care (POC) tests for the diagnosis of COVID-19 would increase the scope for diagnosis to be made in the community and outside the laboratory setting. They would have the potential to reduce the time to obtaining an actionable result, could support early identification of those with COVID-19 and could also support appropriate use of isolation resources, infection control measures, and recruitment into clinical trials of treatments.

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

December Quarter Developments

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

On December 18, 2020, LSBD entered into a certain Purchase and Assignment Agreement (the “PAA”) with an institutional accredited investor (the “Purchaser”) pursuant to which LSBD sold and assigned to the Purchaser 3,000,000 shares of the Series B Convertible Preferred Stock and assigned to the Purchaser its rights under the EA and the RRA with respect to such preferred shares for a total purchase price of $2,000,000. The investor’s Series B Convertible Preferred Stock is convertible into 3,000,000 shares of the Company’s common stock, subject to beneficial ownership limitation.

March Quarter Developments

Point-of-Care Test Commercialization Ecosystem Established

●

Received approval from the Harvard Longwood campus Institutional Review Board (IRB) to commence a validation study to test clinical samples from a COVID-19 repository and to commence clinical studies on the COVID-19 Antibody Biosensor;

●	Onboarded and aligned with word-class institutions, Johns Hopkins University, The Wyss Institute for Biologically Inspired Engineering, and the University of Newcastle for the development of saliva-based POCTs for both glucose monitoring and COVID-19 antibody detection;

●	Onboarded new top-tier members to GBS’s scientific team to formulate and execute its commercialization plan.

COVID-19 Key Developments

●	Commenced research protocols with The Wyss Institute for Biologically Inspired Engineering to progress with the milestone of integrating this technology with the Company’s Biosensor for SARS-Cov-2 antibody tests;
●	Initiated study for the salivary collection protocol with Johns Hopkins University, Bloomberg School of Public Health;
●	Completed technical optimization of the Wyss’s eRapid assay performance in relation to SARS-Cov-2 antibody detection at The Wyss Institute to align with the fastest antibody tests currently on market using clinical samples.

Glucose Key Developments

●	Developing a clinical plan for regulatory submission and subsequent approval with Precision Medicine Architects, LLC;
●	Commenced global voice of customer survey with Precision Medicine Architects, LLC as part of the process to finalize product development of the device and usability;
●	Further development of prototyping for middleware and smart phone application;
●	Executed option agreement to acquire the rights to use, make, market, sell and offer to sell Products under the Intellectual Property Rights in the Glucose Field in the North American market for the Saliva Glucose Biosensor .

During the quarter ended March 31, 2021, Series A and Series B warrants held by certain shareholders were exercised. Each warrant is convertible into 1 share of the Company’s common stock. A total of 58,600 Series A warrants and 1,400,195 Series B warrants were exercised and converted into common stock.

On March 31, 2021, GBS entered into an agreement with LSBD to provide GBS an option to acquire an exclusive license to use LSBD’s intellectual property in the treatment or management of diabetes field in North America (the “Option Agreement”). The Option Agreement has a term of two years and the exercise price for the option is $5 million.

Subsequent to March 31, 2021, a total of 500,000 Series B Convertible Preferred Stock was converted into common stock. Each share of Series B Convertible Preferred Stock is convertible into 1 share of the Company’s common stock as described in the Company’s Registration Statement on Form S-1, File No. 333-242277 with the U.S. Securities and Exchange Commission.

Initial public offering & share structure

On December 28, 2020, the Company closed its initial public offering (“IPO”) and sold 1,270,589 units, consisting of (a) one share of the Company’s common stock (or, at the purchaser’s election, one share of Series B Convertible Preferred Stock), (b) one Series A warrant (the “Series A Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $8.50 per share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrants”) to purchase one share of the Company’s common stock at an exercise price equal to $17.00 per share, exercisable until the fifth anniversary of the issuance date and subject to certain adjustment and cashless exercise provisions. The public offering price of the shares sold in the IPO was $17.00 per unit. In aggregate, the units issued in the offering generated $17,732,448 in net proceeds, which amount is net of $1,714,001 in underwriters’ discount and commissions, and $2,153,564 in offering costs. The Company also issued to the underwriter an option, exercisable one or more times in whole or in part, to purchase up to 190,588 additional shares of common stock and/or Series A Warrants to purchase up to an aggregate of 190,588 shares of common stock and/or Series B Warrants to purchase up to an aggregate of 190,588 shares of common stock, in any combinations thereof, from us at the public offering price per security, less the underwriting discounts and commissions, for 45 days after the date of the IPO to cover over-allotments, if any (the “Over-Allotment Option”).

Upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,810,190 shares of common stock, and all convertible notes then outstanding were automatically converted into 710,548 shares of common stock.

Certain preferred shareholders were issued warrants that, following the Company’s completed IPO, allow the holder to acquire 2,736,675 shares of common stock at the IPO price during years two through three following the IPO. At exercise date, the shareholder must hold for each warrant to be exercised, one underlying common share to exercise the option. The warrants are not transferable and apply to the number of shares that were subscribed for.

Accordingly, the share structure as of May 12, 2021 are as follows:

●	12,382,122 of Issued Common Stock
●	1,401,377 of Series A warrant exercisable at $8.50
●	60,182 of Series B warrants exercisable at $17 (subject to a cashless exercise provision)
●	63,529 of Warrants issued to the underwriter exercisable at $18.70
●	2,736,675 of the Pre-IPO Warrants exercisable at $8.50 (during year two through to year three after the IPO)
●	3,000,000 Warrants issued to LSBD exercisable at $17
●	2,500,000 Preferred Stock-Series B

Results of Operations:

Comparison of the Three and Nine Months Ended March 31, 2021 and 2020

Revenue

Government support income

Government support income increased by $34,290 to $34,290 from $0 for the three months ended March 31, 2021 compared to same period in 2020. This increase was primarily attributable to GBS Inc.’s subsidiary companies receiving COVID-19 related government support in the current period where the companies are located (The purpose of the grant is to support companies in managing its business and payroll costs during the COVID-19 pandemic).

Government support income increased by $372,754 to $372,754 from $0 for the nine months ended March 31, 2021 compared to same period in 2020. This increase was primarily attributable to GBS Inc.’s subsidiary companies receiving Research and Development tax incentives. The purpose of the grant is to incentivize companies with their research and development related activities and other COVID-19 related government support in the current period where the companies are located.

Shared service

Shared service revenue was $0 and $(1,533) for the three months ended March 31, 2021 and 2020, respectively, and $0 and $119,744 for the nine months ended March 31, 2021 and 2020, respectively. Shared service revenue is mainly attributable to the recovery of costs from related parties. There were no shared services in the current period.

Operating expenses

General and administrative expenses

General and administrative expenses increased by $959,547 to $1,013,389 from $53,842 for the three months ended March 31, 2021 compared to the same period in 2020. This increase was primarily driven by an increase in operational activities following completion of the IPO in the current period (December 2020).

General and administrative expenses increased by $453,660 to $2,205,842 from $1,752,182 for the nine months ended March 31, 2021 compared to the same period in 2020. This increase was attributable to an increase in operational activities following completion of the IPO in the current period (December 2020).

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, and travel expenses.

Development and regulatory expenses

Development and regulatory expenses increased by $2,215,141 to $2,156,316 from $(58,825) for the three months ended March 31, 2021 compared to the same period in 2020. This increase is primarily driven by funding availability since completion of the IPO in December 2020 that has allowed the Company to progress on its milestones, as well as a $500,000 option that the Company expensed on the basis that there is no FDA approval of the intellectual property held by LSBD.

Development and regulatory expenses increased by $1,988,051 to $2,529,074 from $541,023 for the nine months ended March 31, 2021 compared to the same period in 2020. This increase is primarily driven by funding availability since completion of the IPO in December 2020 that has allowed the Company to progress on its milestones, as well as a $500,000 option that the Company expensed on the basis that there is no FDA approval of the intellectual property held by LSBD.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Prospectus and capital raising expenses

Prospectus and capital raising expenses decreased by $27,174 to $5,100 from $32,274 for the three months ended March 31, 2021 as compared to the same period in 2020. This decrease was attributable to minimal expenditures required by us in the current period having completing our IPO in December 2020.

Prospectus and capital raising expenses increased by $184,035 to $358,674 from $174,639 for the nine months ended March 31, 2021 as compared to the same period in 2020, respectively. This increase was attributable to majority of final expenditures required by us in the current period to successfully complete the IPO in December 2020.

Other income and expenses

Interest expense

Interest expense decreased $63,744 to $18,561 from $82,305 for the three months ended March 31, 2021 as compared to the same period in 2020. This decrease was attributable to the conversion of convertible notes into common stock at completion of the IPO.

Interest expense increased $710,288 to $1,091,249 from $380,961 for the nine months ended March 31, 2021 as compared to the same period in 2020. This increase was attributable to the non-cash recognition of a beneficial conversion feature associated with convertible notes, offset by conversion of convertible notes into common stock that occurred at IPO.

Loss (income) from unconsolidated equity method investment

Loss (income) from unconsolidated equity method investment was $0 for the three months ended March 31, 2021 and 2020, respectively.

Loss from unconsolidated equity method investment increased $135,692 to $135,692 from $0 for the nine months ended March 31, 2021 compared to the same period in 2020. This increase was attributable to the reduction in the carrying amount of its investment in BiosensX (North America) Inc.

Realized foreign exchange gain (loss)

Realized foreign exchange gain was $8,774 for the three months ended March 31, 2021 compared to $0 for the same period in 2020. This increase was attributable to the favorable foreign exchange translations upon settling payments in foreign currency.

Realized foreign exchange loss was $270,333 for the nine months ended March 31, 2021 compared to $0 the same period in 2020. This increase was largely attributable to the unfavorable foreign exchange translations on capital raisings from AUD to USD.

Income tax (expense) benefit

There was no income tax expense for the three and nine months ended March 31, 2021 and 2020 as the Company has established a full valuation allowance for all of its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation gain/(loss) increased by ($362,953) to ($262,032) from $100,921 for the three months ended March 31, 2021 as compared to the same period in 2020. It is calculated based on the Company’s unsettled transactions and balances in currencies other than its functional currency.

Unrealized foreign currency translation gain/(loss) increased by ($250,615) to ($278,744) from ($28,129) for the nine months ended March 31, 2021 and 2020, respectively. It is calculated based on the Company’s unsettled transactions and balances in currencies other than its functional currency.

Net loss

Net loss increased by $3,031,560 to $3,142,667 from $111,107 for the three months ended March 31, 2021 compared to the same period in 2020. This overall increase was largely attributable to further progression on regulatory and development milestones and increased expenditure on general and administrative expenses with funding secured by the IPO. Further contributing to this movement was an option fee of $500,000 to acquire an exclusive license for LSBD’s intellectual property, $268,457 in overhead reimbursements reversed, as well as changes in the foreign currency exchange rate between AUD and USA due to COVID-19, both within the same period in 2020.

Net loss increased by $3,481,001 to $6,209,971 from $2,728,970 for the nine months ended March 31, 2021 compared to the same period in 2020. This overall increase was largely attributable to the non-cash recognition of a beneficial conversion feature, an option fee to acquire an exclusive license for LSBD’s intellectual property and increased expenditure on general and administrative expenses and further progression on regulatory and development milestones with funding secured by the IPO.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock and the incurrence of debt. As of March 31, 2021, we had $14,261,622 in cash and cash equivalents and $15,026,877 in working capital.

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

We do not anticipate generating any revenue commencing in the vicinity of 6-10 months from the date of this report, if at all, and our revenues will not immediately be sufficient to finance our ongoing operations. In addition, available resources may be consumed more rapidly than currently anticipated, and there can be no assurance that we will be successful in developing the SGT and generating sufficient revenue in the timeframe set forth above, or at all. We may be unable to meet our targets for regulatory approval and market launch, or we may be unable to generate anticipated amounts of revenue from sales of the system. We may also need additional funding for developing new products and services and for additional sales, marketing and promotional activities. Should this occur, we may need to seek additional capital earlier than anticipated.

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

Off-Balance Sheet Arrangements

Through March 31, 2021, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Our critical accounting policies are described under the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended March 31, 2021, except as described in Note 3 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on December 18, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of March 31, 2021 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations for the interim periods presented.

Material Weakness

The Company completed the IPO in December 2020. Prior to the IPO, the Company was a private corporation with limited accounting personnel and other supervisory resources necessary to adequately execute its accounting processes and address its internal controls over financial reporting requirements. As a result, previously existing internal controls are no longer sufficient, and the Company is in the process of updating these controls. The design and implementation of internal control over financial reporting for the Company’s post-IPO has required and will continue to require significant time and resources from management and other personnel.

As part of this updating process, our management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including a) has not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions and b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls.

Remediation Plan

Management is committed to continuing with the steps necessary to remediate the control deficiencies that constituted the above material weakness. During 2021, we made the following enhancements to our control environment:

a.We added accounting and finance personnel to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures;

b.We enhanced our controls to improve the preparation and review over complex accounting measurements, and the application of GAAP to significant accounts and transactions, and our financial statement disclosures; and,

c.We are in the process of engaging outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures).

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weakness in 2021. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

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

Changes in Internal Controls over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the period.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GBS Inc.

Date: May 13, 2021	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

