Form 10-K/A
period 2021-06-30
GBS Inc.
filed 2021-09-30
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No: 1)

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

As of September 28, 2021, there were 14,882,522 of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GBS Inc. (the “Company,” “GBS,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2021 (the “Original Form 10-K”).

The purpose of this Amendment is solely to (i) include the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer’s fiscal year end, and (ii) file a corrected copy of Exhibit 3.2, the Company’s Amended and Restated Bylaws, that correctly states the maximum number of directors that can constitute the whole Board of Directors of the Company. Accordingly, we hereby amend and replace in its entirety Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer (Exhibits 31.3 and 31.4) required under Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors and Executive Officers

Board of Directors

The current number of directors on our Board of Directors is nine. Under our bylaws, the number of directors on our Board will not be less than one, nor more than ten, and is fixed, and may be increased or decreased by resolution of the Board. There are no family relationships among any of our directors or executive officers.

Our business is managed under the direction of our Board, which currently consists of the individual listed below:

Director	Age	Position(s) with the Company	Director Since

Stephen Boyages*	63	Chairman of the Board	July 2020
Lawrence Fisher*	82	Director	August 2020
Jonathan Hurd*	51	Director	April 2018
Leon Kempler*	68	Director	October 2019
George Margelis*	60	Director	June 2019
Tom Parmakellis*	54	Director	July 2019
Jonathan Sessler*	64	Director	November 2019
Harry Simeonidis	53	President, Chief Executive Officer and Director	September 2017
Christopher Towers*	35	Director	August 2020

*	Independent

Steven Boyages MB BS PhD

Professor Steven Boyages is a practicing clinician in diabetes and endocrinology with more than 30 years’ experience in medicine, including multiple executive positions. Professor Boyages previously held the position of Chief Executive of the Sydney West Area Health Service (SWAHS) from February 2002 to May 2011 , which is now known as Western Sydney Local Health District, covering a population of 1.2 million people, SWAHS employed more than 15,000 staff and had a gross operating budget of $2 billion, managing $1.6 billion worth of assets. Professor Boyages has also served as Medical Director for eHealth New South Wales and was the founding Chief Executive of the Clinical Education and Training Institute (CETI) New South Wales, Australia, set up to ensure the development and the delivery of clinical education and training across the NSW public health system. Previous to this,Professor. Boyages was the Director of Diabetes and Endocrinology at Westmead Hospital, from February 1990 to December 1999. During this time, Professor Boyages’ major achievements were to define the pathophysiology of thyroid hormone deficiency on brain development secondary to iodine deficiency; to develop prevention strategies in iodine deficient communities in China, India, Indonesia and Northern Italy; to define the impact of Growth Hormone excess and deficiency in adults and to develop innovative population health models of care for people with diabetes. Professor. Boyages continues an active research career in a range of fields, but mostly in the pursuit of better models of chronic disease prevention and management. Professor Boyages was the founding director of the Centre for Research and Clinical Policy in NSW Health in 1999, during which he established the Priority Health Programs (receiving $15 million in funding per annum), doubled the Research Infrastructure Grants Program, established the Quality Branch of NSW Health and was appointed as Clinical Advisor to the Director General to implement the Government Action Plan for Health Reform. Additionally, Professor. Boyages was instrumental in establishing and securing funding for the NSW biotechnology strategy, BioFirst, a $150 million investment. We believe that Professor. Boyages is well-qualified to serve on our Board of Directors due to his medical expertise and research and development experience. He also has extensive experience in financial management, board and corporate governance, government relations and regulatory affairs.

Lawrence Fisher

Lawrence Fisher, 82, has been a member of our Board since August 2020. Mr. Fisher has practiced as a securities lawyer in New York City for more than 40 years, and retired in 2002 He is a graduate of Columbia College and Columbia University Law School, and a Research Fellow of the London School of Economics. Lawrence has extensive experience representing public companies and investment banking firms in connection with Initial Public Offerings. During his career, he was a partner at Orrick, Herrington & Sutcliffe law firm for 11 years and at Kelley, Drye & Warren law firm for 10 years, and Parker, Chapin & Flattau, serving on all firms’ Executive Committees. Furthermore he is experienced in various board positions, including Audit Committee of Viking Energy Group since August 2018, a member of the Board and Audit Committee of National Bank of New York City for more than 20 years to December 2018, and Financial Federal Corporation (NYSE listed) for over five years until February 2010. We believe that Mr. Fisher is well-qualified to serve on our Board of Directors due to his extensive experience as a lawyer in the field of capital markets and will assist with understanding the legal and compliance issues pertaining to publicly listed companies.

Jonathan S. Hurd

Mr. Hurd, 51, has been a member of our Board of Directors since April 2018. He previously served as our Chairman of the Board from August 2018 to November 2019. Mr. Hurd has expertise in broker-dealer and investment advisory regulations and is well versed in FINRA and SEC rules and regulations. Mr. Hurd has served as Founder and CEO at Asgard Regulatory Group, or “Asgard,” since founding the firm in 2008. Asgard provides consulting, advisory and risk management services to broker-dealer, investment adviser, hedge funds, private equity, and banking clients both domestically and abroad. Prior to starting Asgard, Mr. Hurd was the Chief Compliance Officer for several financial institutions. His experience involved full-service broker-dealers, investment advisory firms, bank-broker-dealers and mortgage-backed securities. Mr. Hurd also served on the Board of Directors for many of these companies. Prior to working at these financial institutions, Mr. Hurd was a Supervisor of Examiners at FINRA, previously NASD, in the New York District Office. While with FINRA, he supervised routine examinations of FINRA member firms, and conducted large-scale enforcement cases jointly with the Justice Department and Federal Bureau of Investigations. Mr. Hurd also assisted the District Office with its ongoing training of new examiners. In addition, from 2005 to 2011, Mr. Hurd was a Senior Adjunct Professor in the Townsend School of Business at Dowling College, where he instructed MBA students in matters relating to the United States securities markets and financial institutions. He was responsible for introducing students to the subjects of financial derivatives, foreign stock exchange, hedge transactions and risk management. Mr. Hurd is also a Certified Anti-Money Laundering Specialist (CAMS) and holds the Series 7, 24, 27, 53, 57, 63, 66, 79 and 99 licenses as well as his NYS Life and Health Insurance licenses. We believe Mr. Hurd is well-qualified to serve on our Board of Directors due to his substantial experience in corporate finance, his expertise in the regulation and functioning of securities markets and his widespread relationships in the financial industry.

Leon Kempler, AM

Mr. Kempler has been a member of our Board of Directors since October 2019. His business career involved large scale projects in the IT, communication and software industry involving large tier one companies in Australia. For more than five years, he has owned and managed a portfolio of investment companies that invest in property and the stock market. He also holds several honorary roles, including: Chairman of the advisory council of the National Science and Technology Centre – Questacon since 2003; National Chairman of the Australia-Israel Chamber of Commerce since 1987; and Director of Wonderment Walk Victoria, International, and Chairman and Director of ADSone Group Pty Ltd. In 1998, Mr. Kempler received a Medal of the Order of Australia from the Governor General of his tireless efforts and contribution for furthering Australia-Israel bi-lateral trade and relations. In 2018, Mr. Kempler was awarded the Member of the Order of Australia, or “AM,” from the Governor General for his significant services to the community through contributions to national cultural institutions, charitable, education and children’s medical foundations. Mr. Kempler holds an Honorary Doctorate of Science from Deakin University and fellowships from Monash University, Technion Institute of Science and the Hebrew University of Jerusalem. We believe that Mr. Kempler is well-qualified to serve on our Board of Directors due to his extensive experience as a business leader and his reputation in the Asia Pacific business community.

George Margelis, MB BS, M.Optom.

Dr. Margelis has been a member of our Board of Directors since June 2019. He is a medical practitioner who has been deeply involved in technology for the last 30 years. In 2019, he was appointed independent chair of the Aged Care Industry Information Technology Council in Australia. Since November 2013, he also has been a board member and the medical advisor of Multicultural Care, an aged care provider in Sydney. In June 2013, he was appointed an Adjunct Associate Professor at the University of Western Sydney with the TeleHealth Research & Innovation Laboratory. From July 2013 to August 2018, he served as a member of Ignition Labs, a start-up incubator in the health space, where he acted as a mentor and adviser to selected start-ups, assisting them in developing their initial products and taking a small initial investment. From 2005 to 2011, he was Health Industry Lead ANZ at Intel, and then General Manager Asia-Pacific at Intel-GE Innovations as it spun off in 2011. In 2014, he returned to Intel serving as its Health & Life Sciences Lead until 2016. During this time he also acted as senior adviser to HIMSS, the international peak body for health technology, and as Asia Pacific chair of the Continua Alliance, an industry consortium for developing interoperability standards for health technology products that was later renamed the Personal Connected Health Alliance. From 2002 to 2005, he was Chief Information Officer of Macquarie Health Corporation, a private hospital group, and also managed an innovative software development team at Macquarie that produced a number of online health applications. In 2014 he was appointed to the IT in Aged Care Hall of Fame for his work in the use of technology in aged care. Dr. Margelis originally trained as an optometrist with a Master’s degree from the University of New South Wales, Australia and later graduated from the University of Sydney with a Bachelor of Medicine and Bachelor of Surgery. We believe that Dr. Margelis is well-qualified to serve on our Board of Directors due to his medical expertise and his extensive experience with information technology systems in the healthcare sector.

Tom Parmakellis, M.D.

Dr. Parmakellis has been a member of our Board of Directors since July 2019. He has been a Family Physician since 1994 and a Cosmetic Physician since 1996. Dr. Parmakellis started his early career at the Prince of Wales Hospital in Sydney. He has a wealth of experience gained over the last 25 years as a medical practitioner, including 10 years as a rural medical practitioner where timely diagnosis and point of care testing is of essence. Dr. Parmakellis has a wealth of business experience running and organizing both his family practice and cosmetic practice. He also has business interests and experience in negotiating exclusive distribution rights for internationally recognized medical lasers into the Australian market. Dr. Parmakellis introduced Laser Hair removal into the Australian market in 1996 and founded Lookfresh Cosmetic Medicine in 2009. In September 2017, Dr. Parmakellis founded SkinLift Ultherapy which offers Ultherapy, a non-surgical face lift. Dr. Parmakellis holds a MBBS from the University of Sydney. Dr. Parmakellis is a fellow of the Royal Australian College of General Practitioners (FRACGP) and a fellow of the Cosmetic Physicians College Australasia (FCPCA). He also trains and educates Australian Registered Medical Practitioners in the Cosmetic Medical Field. We believe that Dr. Parmakellis is well-qualified to serve on our Board of Directors due to his medical expertise and his extensive experience in providing medical services.

Jonathan Sessler, Ph.D.

Prof. Sessler, 65, has been a member of the Board of Directors since November 2019. As a chemistry scientist, Prof. Sessler is well known for his ground-breaking work on expanded porphyrins and their applications to biology and medicine. Obtaining a Bachelor of Science in Chemistry with Highest Honors from The University of California, Berkeley, Prof. Sessler went on to complete his Ph.D. in Organic Chemistry at Stanford University in 1982. Since 1984, Prof. Sessler has been a Professor of Chemistry at The University of Texas Austin, one of the world’s leading basic and applied research facilities, and currently holds The Doherty-Welch Chair. He has received many awards and recognitions throughout his career. In 1991 he co-founded Pharmacyclics, a pharmaceutical research company previously listed on Nasdaq. In 2021 he was elected to the U.S. National Academy of Sciences. We believe that Prof. Sessler is well qualified to serve on our Board of Directors due to his expertise in chemistry and experience with public companies.

Harry Simeonidis

Harry Simeonidis has served as our President and a member of our Board of Directors since September 2017. Effective January 1, 2020, Mr. Simeonidis committed to serve as our Chief Executive Officer. Mr. Simeonidis has more than 25 years of experience in senior management roles in healthcare, pharmaceutical and life sciences businesses across the APAC Region. Previously, from March 2017 to December 2019, he served as the General Manager of FarmaForce Limited, an Australian company listed on the Australian Stock Exchange. FarmaForce is a contract sales organization serving the Australian pharmaceutical industry. FarmaForce is majority owned by The iQ Group Global Ltd, which owns a majority interest in Life Science Biosensor Diagnostics Pty Ltd, which is referred to herein as “LSBD” or the “Licensor.” The iQ Group Global Ltd is an Australian life sciences organization that provides intellectual property asset management services and scientific advice to the biopharmaceutical industry. From April 2015 to March 2017, Mr.Simeonidis operated a private consulting firm, offering services predominantly to clients from the healthcare sector in Australia. From 2013 to April 2015, Mr. Simeonidis was General Manager of Surgery, Asia Pacific, at GE Healthcare. From 2003 to 2012, Mr. Simeonidis was the CEO for Australia and New Zealand at GE Healthcare. We believe Mr. Simeonidis is well-qualified to serve on our Board of Directors due to his extensive experience in the Asia Pacific healthcare industry and his widespread relationships in the healthcare and medical device communities.

Christopher Towers BSc CPA

Christopher Towers, 35, has been a member of our Board of Directors since August 2020 and chairs the Company’s Audit Committee. Mr. Towers is a Certified Public Accountant with 13 years’ experience in auditing, accounting, and financial reporting. Mr. Towers is Chief Accounting Officer of Katapult Holdings, Inc. (NASDAQ: KPLT) since February 2021 and was previously EVP, Chief Accounting Officer and Principal Financial Officer of Newtek Business Services Corp. (NASDAQ: NEWT) from September 2014 to February 2021. Prior to Newtek, Mr. Towers held previous roles with Pall Corporation from January 2013 to February 2021 and PwC from April 2012 to January 2013. His expertise includes auditing, SEC reporting, US GAAP, experience in leading equity & debt raisings, due diligence on business mergers & acquisitions, SOX compliance, FP&A, treasury, and tax. He holds a Bachelor of Science from Hofstra University and is a member of the American Institute of Certified Public Accountants. We believe that Mr. Towers is well-qualified to serve on our Board of Directors due to his extensive experience and expertise in financial reporting to capital markets and an understanding of compliance and the audit process.

Corporate Governance

Overview

We set high standards for the Company’s employees, officers and directors. Implicit in this philosophy is the importance of sound corporate governance. We regularly monitor developments in the area of corporate governance and review our processes, policies and procedures in light of such developments. Key information regarding our corporate governance initiatives can be found on the Governance section of our website, www.gbs.inc, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for our Audit, Compensation and Nominating Committees. We believe that our corporate governance policies and practices, including the substantial percentage of independent directors on our Board of Directors and the appointment of an independent Board chair, empower our independent directors to effectively oversee our management—including the performance of our Chief Executive Officer—and provide an effective and appropriately balanced board governance structure. Information contained on our website is not incorporated by reference in, or considered part of, this Proxy Statement.

Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee. The following table provides the current membership information for each of the Board committees:

Name	Audit Committee	Compensation Committee*	Nominating Committee*
Steven Boyages
Lawrence Fisher	X
Jonathan S. Hurd		X	X
Leon Kempler
Dr. George Margelis		X	X
Dr. Tom Parmakellis	X	X	X
Harry Simeonidis
Jonathan Sessler
Christopher Towers	X (Chairperson)

* The Company did not have a standing Compensation Committee or Nominating Committee prior to its initial public offering that closed December 28, 2020 (the “December 2020 IPO”) and as at the date of this filing the committees have not yet appointed their respective chairpersons.

Below is a description of each committee of the Board of Directors. The Board has adopted written charters for each of the committees, which are available in the Investors Relations section of our website at https://investors.gbs.inc/corporate-governance/corporate-governance.

Audit Committee

We have established an Audit Committee of the Board of Directors in accordance with Section 3(a)58(A) of the Exchange Act, which consists of Mr. Fisher, Mr. Towers and Dr. Parmakellis, each of whom is an independent director under the Nasdaq listing standards applicable to audit committees. Christopher Towers qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include, but not be limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board of Directors whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Nominating Committee and Stockholder Nomination of Directors

We have established a Nominating Committee of the Board of Directors that consists of Mr. Hurd, Dr. Margelis and Dr. Parmakellis, each of whom is an independent director under the NASDAQ Stock Market listing standards applicable to nominating committees. The Nominating Committee is responsible for identifying individuals qualified to become members of the Company’s Board of Directors and accordingly recommends director nominees for the annual meeting of stockholders. The Nominating Committee also recommends and implements policies and procedures intended to assist the Board operations and all obligations to the Company and its stockholders.

The Nominating Committee will consider nominees for the Board recommended by stockholders in accordance with the Company’s Bylaws (the “Bylaws”). Stockholders wishing to propose Director candidates for consideration by the Nominating Committee may do so by writing, by deadlines specified in the Bylaws, to the Secretary of the Company and providing information concerning the nominee and his or her proponent(s) required by the Bylaws. The Bylaws set forth further requirements for stockholders wishing to nominate Director candidates for consideration by stockholders including, among other things, that a stockholder must give timely written notice of an intent to make such a nomination to the Secretary of the Company.

Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics that applies to all officers, directors, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available in the Investor Relations section of our website at www.gbs.inc. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended June 30, 2021, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with other than the inadvertent late filing by LSBD of two reports reporting two transactions and by Mr. Parmakellis reporting one transaction.

Executive Officers

The names of our executive officers, their ages, their positions with the Company, and other biographical information as of September 30, 2021, are set forth below.

Name	Age	Positions	Officer Since

Harry Simeonidis	53	Chief Executive Officer President	January 2020 – Present(1) September 2017 - Present

Spiro Sakiris	59	Chief Financial Officer	April 2019 - Present

(1) Mr. Simeonidis was appointed full time Chief Executive Officer and President effective January 1, 2020

Harry Simeonidis

Mr. Simeonidis’ biographical information is provided above in the section entitled “Information about Directors and Executive Officers - Board of Directors”.

Spiro Sakiris

Mr. Spiro Sakiris has served as our Chief Financial Officer since April 2019. He is a member of the Institute of Chartered Accounts of Australia & New Zealand. He also served as the Special Projects Lead at The iQ Group Global from January 2018 to April 2019, and was a registered Series 28 principal with IQ Capital (USA) LLC, a registered broker-dealer with FINRA, from November 2016 to August 2021, and continues as a Responsible Manager for Australian Financial Services License held by iQX Investment Services Pty Ltd. From 2013 to December 2017, Mr. Sakiris served as Chief Financial Officer and Chief Operating Officer for listed entities at The iQ Group Global. He worked at Economos Chartered Accountants from 1986 to 2013, which included 23 years as a partner where he was instrumental in the development of the firm’s practice. During his 32 years of experience, Mr. Sakiris has been involved in advising businesses in the areas of accounting and taxation, business advisory, initial public offerings and capital raising, business risks identification and management and business systems designs across many industries, including the application of IFRS and U.S. GAAP for the life science industry. Mr. Sakiris is also well versed in dealings with companies based in overseas jurisdictions such as Asia, Europe and the United States. He is also a registered company auditor experienced in United States reporting under Public Company Accounting Oversight Board in the United States and a registered tax agent in Australia.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Officer Compensation

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended June 30, 2021 and 2020 by (i) individuals serving as our principal executive officer during the fiscal year ended June 30, 2021, (ii) our two other most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers as of June 30, 2021, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2021 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	All other compensation ($)		Total ($)
Harry Simeonidis Chief Executive Officer and President	2021	240,466	62,133	(1)(2)(3)	302,599
	2020	157,489	49,296		206,785

Spiro Sakiris Chief Financial Officer	2021	233,204	32,380	(1)(4)	265,584
	2020	194,706	31,925		226,631

1)	Includes the contributions that are mandatory in Australia to a retirement fund known in Australia as a superannuation fund for each of Mr. Simeonidis and Mr. Sakiris, at the applicable rate of 9.5% subject to contribution cap of $ 16,200
2)	Includes the directors’ fees paid to Mr. Simeonidis of $28,010. From January 2021, the annual director fess is $30,000.
3)	Includes an annual automobile allowance of $17,922.
4)	Includes an annual automobile allowance of $16,180.

Outstanding Equity Awards at Fiscal Year End

Our Named Executive Officers did not hold any outstanding equity awards as of June 30, 2021.

Employment and Related Agreements

During the fiscal year ended June 30, 2019, we, through our 99% owned subsidiary, Glucose Biosensor Systems (APAC) Pty Ltd (“GBS Pty Ltd.”), entered into an employment agreement with each of Messrs. Simeonidis and Sakiris. Mr. Simeonidis’ and Mr. Sakiris’ employment agreements provide for them to serve as President and Chief Financial Officer, respectively, of our majority-owned subsidiary, and in accordance with their respective agreements, we require them to serve as our President and Chief Financial Officer, respectively, without any additional compensation.

Messrs. Simeonidis and Sakiris

In accordance with their respective employment agreement, Mr. Sakiris receives an annual salary of $218,022, and since Mr. Simeonidis’ appointment as full time Chief Executive Officer and President of the Company effective January 1st, 2020, Mr. Simeonidis currently receives an annual salary of $242,090.

In addition, each of Mr. Simeonidis and Mr. Sakiris is eligible to receive an annual bonus of up to 20% of his gross base salary, of which 50% will be based on meeting company objectives and the remainder will be based on meeting mutually agreed employee objections or as otherwise determined by the Company. We also make certain contributions that are mandatory in Australia to a retirement fund for each of Mr. Simeonidis and Mr. Sakiris, known in Australia as a superannuation fund, currently at the rate of 10% of salary and wages subject to contribution cap of $17,600 per annum. We will provide an annual automobile allowance to Mr. Sakiris of $16,289 and an annual car allowance to Mr. Simeonidis of $18,043.

Mr. Simeonidis also receives annual directors’ fees of $30,000.

Mr. Simeonidis’ employment agreement is terminable on three months’ notice and Mr. Sakiris’ employment agreement – on one month’s notice either by our subsidiary or by the executive upon one months’ notice. However, we may terminate either executive without notice if he engages in serious or wilful misconduct, is seriously negligent in the performance of his duties, commits a serious or persistent breach of his employment agreement, brings our company into disrepute or is convicted of a criminal offense.

Each employment agreement contains provisions protecting our confidential information and intellectual property. Each employment agreement also contains provisions restricting each executive’s ability to compete with us during his employment and for a period of up to six months thereafter in a specified geographic region. The non-compete provisions will generally impose restrictions on inducing our employees to leave our employment or soliciting clients of our company. Pursuant to each employment agreement, each executive must devote all of his time, attention and skill to the performance of his duties, and neither executive may engage in any other business outside The iQ Group Global without our prior written consent.

Superannuation Fund

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all our Australian employees at an amount required by law, currently 10% of each such employee’s salary subject to a contribution cap of $17,600 per annum. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

2019 Long Term Incentive Plan (“2019 Plan”)

The 2019 Plan was adopted by the Board and approved by the Company’s stockholders on June 18, 2019. The purpose of the 2019 Plan is to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential future contributions to us have been, are, or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the 2019 Plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

Administration

The 2019 Plan is administered by the Board of Directors or by a committee of the Board. In this summary, references to the “committee” are to the committee administering the plan or, if no such committee is designated, the Board of Directors. The committee will be comprised solely of “non-employee” directors, as defined in Rule 16b-3 under the Exchange Act, as amended. The 2019 Plan is administered by the Compensation Committee. Subject to the provisions of the plan, the committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

Stock Subject to the 2019 Plan

500,000 shares of our common stock are available for issuance under the 2019 Plan. Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2019 Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the exercise price or tax withholding liability associated with the stock option exercise, the shares surrendered by the holder or withheld by us will not be available for future award grants under the plan.

Under the 2019 Plan, in the event of a change in the number of shares of our common stock as a result of a dividend on shares of common stock payable in shares of common stock, common stock forward split or reverse split or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, the committee shall determine whether such change equitably requires an adjustment in the terms of any award in order to prevent dilution or enlargement of the benefits available under the plan or the aggregate number of shares reserved for issuance under the plan.

Eligibility

We may grant awards under the 2019 Plan to employees, officers, directors, and consultants of GBS and our subsidiaries and affiliates who are deemed to have rendered, or to be able to render, significant services to us or our subsidiaries or affiliates and who are deemed to have contributed, or to have the potential to contribute, to our success. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. Based on the current number of employees and consultants to the Company and on the current size of our Board of Directors, we estimate that approximately 16 individuals are eligible for awards under the 2019 Plan.

Types of Awards

Options. The 2019 Plan provides both for “incentive” stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or the “Code,” and for options not qualifying as incentive options, both of which may be granted with any other stock based award under the plan. The committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year (under all of our plans), measured at the date of the grant, may not exceed $100,000.

An incentive stock option may only be granted within 10 years from the effective date of the 2019 Plan. An incentive stock option may only be exercised within ten years from the date of the grant, or within five years in the case of an incentive stock option granted to a person who, at the time of the grant, owns common stock possessing more than 10% of the total combined voting power of all classes of our stock.

Subject to any limitations or conditions the committee may impose, stock options may be exercised, in whole or in part, at any time during the term of the stock option by giving written notice of exercise to us specifying the number of shares of common stock to be purchased. The notice must be accompanied by payment in full of the purchase price, either in cash or, if provided in the agreement, in our securities or in a combination of the two.

Generally, stock options granted under the plan may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable, during the holder’s lifetime, only by the holder, or in the event of legal incapacity or incompetency, the holder’s guardian or legal representative. However, a holder, with the approval of the committee, may transfer a non-qualified stock option by gift to a family member of the holder or by domestic relations order to a family member of the holder or may transfer a non-qualified stock option to an entity in which more than 50% of the voting interests are owned by family members of the holder or the holder.

Generally, if the holder is an employee, no stock options granted under the plan may be exercised by the holder unless he or she is employed by us or one of our subsidiaries or affiliates at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, in the event the holder’s employment is terminated due to disability or normal retirement, the holder may still exercise his or her vested stock options for a period of 12 months, or such other greater or lesser period as the committee may determine, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. Similarly, should a holder die while employed by us or one of our subsidiaries or affiliates, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of 12 months from the date of his or her death, or such other greater or lesser period as the Board or committee may determine, or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, the stock option will automatically terminate, except that if the holder’s employment is terminated by us without cause, then the portion of any stock option that is vested on the date of termination may be exercised for the lesser of three months after termination of employment, or such other greater or lesser period as the committee may determine but not beyond the balance of the stock option’s term.

Stock Appreciation Rights. Under the 2019 Plan, we may grant stock appreciation rights to participants who have been, or are being, granted stock options under the plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash, or we may grant them alone and unrelated to an option. In conjunction with non-qualified stock options, stock appreciation rights may be granted either at or after the time of the grant of the non-qualified stock options. In conjunction with incentive stock options, stock appreciation rights may be granted only at the time of the grant of the incentive stock options. A stock appreciation right entitles the holder to receive a number of shares of common stock having a fair market value equal to the excess fair market value of one share of common stock over the exercise price of the related stock option, multiplied by the number of shares subject to the stock appreciation rights. The granting of a stock appreciation right in tandem with a stock option will not affect the number of shares of common stock available for awards under the plan. In such event, the number of shares available for awards under the plan will, however, be reduced by the number of shares of common stock acquirable upon exercise of the stock option to which the stock appreciation right relates.

Restricted Stock and Restricted Stock Units. Under the 2019 Plan, we may award shares of restricted stock and restricted stock units. Restricted stock units are the right to receive at a future date shares of common stock, or an amount in cash or other consideration determined by the committee to be of equal value as of such settlement date, in accordance with the terms of such grant. The committee determines the persons to whom grants of restricted stock or restricted stock units are made, the number of shares to be awarded, the price (if any) to be paid for the restricted stock or restricted stock units by the person receiving the stock from us, the time or times within which awards of restricted stock or restricted stock units may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the awards. Restrictions or conditions could also include, but are not limited to, the attainment of performance goals. A holder of restricted stock units will have no rights of a stockholder with respect to shares subject to any restricted stock unit award unless and until the shares are delivered in settlement of the award, except to the extent the committee provides for the right to receive dividend equivalents.

Other Stock-Based Awards. Under the 2019 Plan, we may grant other stock-based awards, subject to limitations under applicable law that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed consistent with the purposes of the plan. These other stock-based awards may be in the form of purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures or other rights convertible into shares of common stock and awards valued by reference to the value of securities of, or the performance of, one of us or one of our subsidiaries. These other stock-based awards may include performance shares or options, whose award is tied to specific performance criteria. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the 2019 Plan or any of our other plans.

Accelerated Vesting and Exercisability

If any one person, or more than one person acting as a group, acquires the ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock, and the Board of Directors does not authorize or otherwise approve such acquisition, then the vesting periods of any and all stock options and other awards granted and outstanding under the 2019 Plan shall be accelerated and all such stock options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all common stock subject to such stock options and awards on the terms set forth in the plan and the respective agreements respecting such stock options and awards, and all performance goals will be deemed achieved at 100% of target levels. An increase in the percentage of stock owned by any one person, or persons acting as a group, as a result of a transaction in which we acquire our stock in exchange for property is not treated as an acquisition of stock.

In the event of an acquisition by any one person, or more than one person acting as a group, together with acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately before such acquisition or acquisitions, or if any one person, or more than one person acting as a group, acquires the ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock, which has been approved by the Board of Directors, the committee may (i) accelerate the vesting of any and all stock options and other awards granted and outstanding under the 2019 Plan, (ii) require a holder of any award granted under the plan to relinquish such award to us upon the tender by us to the holder of cash in an amount equal to the repurchase value of such award, and/or (iii) terminate all incomplete performance periods in respect of awards in effect on the date the acquisition occurs, determine the extent to which performance goals have been met based upon such information then available as it deems relevant and cause to be paid all or the applicable portion of the award based upon the committee’s determination. For this purpose, gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Term and Amendments

Unless terminated by the Board, the 2019 Plan will continue to remain effective until no further awards may be granted and all awards granted under the plan are no longer outstanding. Notwithstanding the foregoing, grants of incentive stock options may be made only until ten years from the initial effective date of the plan. The Board may at any time, and from time to time, amend the plan or any award agreement, but no amendment will be made that would impair the rights of a holder under any agreement entered into pursuant to the plan without the holder’s consent.

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of June 30, 2021
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	500,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	500,000

(1) Securities remaining available for issuance under the 2019 Plan.

Director Compensation

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2021. Compensation paid to Harry Simeonidis, our President and Chief Executive Officer, for his service on the Board of Directors is set forth in Summary Compensation Table for named executive officers.

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Steven Boyages	20,507	—	20,507
Lawrence Fisher	15,729	—	15,729
Jonathan Hurd	15,729	—	15,729
Leon Kempler	15,380	—	15,380
George Margelis	15,380	—	15,380
Tom Parmakellis	15,380	—	15,380
Jonathan Sessler	15,729	—	15,729
Christopher Towers	20,972	—	20,972

Non-Employee Director Compensation Arrangements

Prior to the December 2020 IPO, none of our non-employee directors received compensation for serving on our Board of Directors. From the date of the December 2020 IPO, our non-employee directors are entitled to cash fees of $30,000 (plus $10,000 each for the Chairman of the Board and Financial Expert/Chair of the Audit Committee) per year of service on our Board of Directors. Service rendered on any of the committees of the Board do not entitle our non-employee directors to any additional compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of September 28, 2021 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

This table is based upon information supplied by officers and directors as well as Schedules 13D or 13G filed with the SEC by beneficial owners of more than five percent of our common stock. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 14,882,552 shares of our common stock outstanding on September 28 2021. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of September 28 2021. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise indicated, the address of each person listed below is 420 Lexington Ave, Suite 300, New York, NY 10170

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Executive officers and directors:
Dr. Steven Boyages	0	*
Lawrence Fisher	0	*
Jonathan S. Hurd	0	*
Leon Kempler(1)	7,350	*
Dr. George Margelis	0	*
Dr. Tom Parmakellis(2)	2,000	*
Spiro Sakiris(3)	17,737	*
Prof. Jonathan Sessler	0	*
Harry Simeonidis(4)	600	*
Christopher Towers(5)	800	*
All Executive Officers and Directors as a group (10 persons)	28,487	*

Five percent holders:
Life Science Biosensor Diagnostics Pty Ltd(6)	7,656,248	42.81%

* Less than 1%.

(1)	Consists of 4,900 common stock and currently exercisable Series A Warrants to purchase 2,450 shares of the common stock.

(2)	Consists of 2,000 shares of common stock.

(3)	Consists of 16,258 shares of common stock and currently exercisable Series A Warrants to purchase 1,479 shares of the common stock. Does not include 3,000 of common stock that will be issuable upon exercise of the pre-IPO warrants held by Mr. Sakiris during the one-year period commencing on the second anniversary of the consummation of December 2020 IPO.

(4)	Consists of 600 shares of common stock.

(5)	Consists of 800 shares of common stock.

(6)	Consists of 4,856,248 shares of common stock and currently exercisable 5-year non-transferable warrants with exercise price of $17 per share to purchase 3,000,000 shares of the common stock.

Life Science Biosensor Diagnostics Pty Ltd (LSBD), which is referred to in this filing as the “Licensor,” is an Australian company that is 81% owned by The iQ Group Global Ltd, which is a public Australian company that is 24% beneficially owned by Dr. George Syrmalis. The remainder of the outstanding shares of The iQ Group Global Ltd are publicly-owned and traded on the National Stock Exchange of Australia. In addition, Dr. Syrmalis is the Chief Executive Officer and one of four members of the Board of Directors of The iQ Group Global Ltd, along with Con Tsigounis, Peter Simpson and Peter Mercouris. Dr. Syrmalis and Messrs. Tsigounis, Simpson and Mercouris may be deemed to share voting and dispositive power with respect to the shares of our common stock held by the Licensor. Notwithstanding the foregoing, Dr. Syrmalis and Messrs. Tsigounis, Simpson and Mercouris disclaim beneficial ownership over the common stock owned by the Licensor. The address for LSBD is Level 9, 85 Castlereagh Street, Sydney NSW 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

Our Board of Directors has determined that each of our director nominees standing for election, except Mr. Simeonidis, is an independent director (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Related-Person Transactions” below.

Our independent directors together constitute a majority of our full Board of Directors. The independent directors meet as often as necessary to fulfil their responsibilities, and will have regularly scheduled meetings at which only independent directors are present.

Related-Person Transactions

Our code of ethics will require that we avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of  $120,000 or one percent of the average of our total assets for the last two completed fiscal years, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

All future and ongoing related party transactions (as defined under SEC rules) will require prior review and approval by the Audit Committee, which will have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction without the approval of the Audit Committee. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the board with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Certain Related-Person Transactions

The following is a summary of certain relationships and transactions, including transactions since July 1, 2020 and any currently proposed transactions, to which we were or are to be a participant, in which

(1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the last two completed fiscal years, and

(2) any of our directors, executive officers or holders of more than 5% of any class of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements which are described in the sections titled “Executive Compensation” and “Director Compensation” in this Proxy Statement.

Transactions. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were, unless otherwise noted below, comparable to terms available or the amounts that we would pay or received, as applicable, in arm’s-length transactions.

●	LSBD, which is also referred to herein as “Licensor”, is our largest stockholder and holds 42.6% of our outstanding common stock (by voting rights) as of June 30, 2021. From time to time, we have entered into transactions with the LSBD that have not been negotiated, arranged or otherwise implemented on an arms-length basis. These transactions include (i) entry into that certain License Agreement, dated June 23, 2020, by and between Licensor and the Company (the “License Agreement”) pursuant to which Licensor granted to the Company a license to the Licensor’s proprietary rights to the biosensor technology used in certain licensed products and (ii) the employee sharing arrangements whereby we have not engaged its own exclusive employees.

●	Under the terms of the License Agreement, we license the SGT (the software app that interfaces the Company’s Saliva Glucose Biosensor (SGB) with the Company’s digital information system for the Asia Pacific Region (APAC Region). The License Agreement requires, among other material provisions, that commencing after the receipt of regulatory approval in a jurisdiction, we will pay the Licensor a minimum royalty with respect to such jurisdiction for each year, in four equal quarterly instalments. The minimum royalty will be 13% of the projected net sales in such jurisdiction for each such year. The projected net sales will be an amount mutually agreed between us and the Licensor for the first such year. For each ensuing year after the first year, the projected net sales will be the number of certain licensed products sold in the prior year, as adjusted for the expected market growth and, for each year through the tenth year, as increased by up to an additional 7%. At the end of each quarter, if the quarterly instalment of the minimum royalty is less than the actual royalty (13% of the actual net sales of the licensed products for such quarter) in such jurisdiction, we will pay Licensor the difference between the quarterly instalment of the minimum royalty and the actual royalty. The royalty fee rate will be reduced from 13% to 3% upon the expiration of the patent portfolio covered by the License Agreement.

●	Under the employee sharing arrangements, which have not been pursuant to any written agreement, the Licensor has allocated a portion of its general office expenses, rent and wages to us based on our percentage usage of the Licensor’s office and personnel resources. We have relied upon these arrangements as it has been more cost-effective than acquiring dedicated office space and personnel that would not have been fully utilized. From August 5, 2016 to December 31, 2020, we incurred to the Licensor a total of $8,537,629 (inclusive of “deemed dividend” referred to below) under a prior license agreement for this technology in relation to development of the technology, $3,478,570 in relation to overhead and general administration expenses and $6,324,806 in relation to research and development and regulatory approval in relation to the development and approval process for the Glucose Biosensor Technology. During the quarter ended September 30, 2020, the Company expanded its geographic coverage of its license to include the Asia Pacific Region (APAC), the Company allotted 147,029 Convertible Preference Shares to external shareholders who had a prior interest in this region. Accordingly, as part of this transaction the Company was required to classify $976,308 of expenditure incurred by Life Science Biosensor Diagnostics Pty Ltd (the Licensor) as a “deemed divided” under FASB ASC 805.

●	On June 30, 2020, we issued 120,000 shares of common stock in exchange for the cancellation of $900,000 in debt held by the Licensor, resulting in 8,630,000 outstanding shares of common stock as of such date. Share and per share amounts set forth herein (except in any historical financial information) give effect to the issue, unless indicated otherwise.

●	On December 14, 2020, the Company and LSBD agreed to cancel the previously agreed share repurchase transaction dated as of December 7, 2020, under which LSBD was to exchange a total of 3,800,000 shares of the Company’s common stock for a 3-year non-transferrable warrant to purchase 1,900,000 shares of the Company’s shares of common stock. Effective as of the same date, the Company agreed to issue to LSBD, in consideration of LSBD’s contribution towards the research and development of applications other than glucose and COVID-19 applications to a maximum of $2 million over a 5-year period, a 5-year non-transferable warrant to purchase 3,000,000 shares of the Company’s common stock at the exercise price equal to the December 2020 IPO per unit price.

●	On December 18, 2020, the Company entered into an Exchange Agreement (the “EA”) with LSBD to exchange 3,000,000 shares of its common stock held by LSBD for 3,000,000 shares of the Company’s Series B Convertible Preferred Stock. In addition, the parties to the Exchange Agreement entered into a Registration Rights Agreement (the “RRA”) pursuant to which the Company agreed to prepare and file within 30 days following the closing of the December 2020 IPO with the SEC a registration statement to register for resale the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock.

●	On December 18, 2020, LSBD entered into a certain Purchase and Assignment Agreement (the “PAA”) with an institutional accredited investor (the “Purchaser”) pursuant to which LSBD sold and assigned to the Purchaser 3,000,000 shares of the Series B Convertible Preferred Stock and assigned to the Purchaser its rights under the EA and the RRA with respect to the such preferred shares for a total purchase price of $2,000,000. The investor’s Series B Convertible Preferred Stock is convertible into 3,000,000 shares of the Company’s common stock, subject to beneficial ownership limitation. The price per share of the 3,000,000 shares of common stock issuable upon conversion of the investor’s Series B Convertible Preferred Stock is $0.67. In connection with the Company’s obligations under the RRA, the Company filed the Registration Statement on Form S-1 for the March Offering, which was declared effective by the SEC on March 31, 2021.

●	During the quarter ended March 31, 2021, the Company contributed a total of $2,600,000 towards budgeted development and commercialization costs to be incurred by BiosensX (North America) Inc. in which the Company has a 50% interest. This represents the Company’s contribution towards budgeted development and commercialization costs included in total costs budgeted in the Form S-1. This funding relates to the development and preparation for submission of the Saliva Glucose Biosensor connected with regulatory approval for the U.S market by the U.S Food & Drug Administration. This amount is recognized as a prepayment and will be expensed as incurred over an estimated 18 month period in which the costs are expected to be incurred.

●	On March 31, 2021, GBS entered into an agreement with LSBD to provide GBS an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement has a term of two years and the exercise price for the option is $5 million. The fee of $0.5 million incurred for the option has been recognized as an expense and included within ‘Development and regulatory approval expenses in the consolidated statements of operations.

●	Since the end of the Fiscal Year ended June 30, 2021 to the date of this filing GBS has incurred a total of $ 101,091 to its largest stockholder in connection with rent, other occupancy costs and shared labor recharges.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2020 and June 30, 2021, by BDO Audit Pty Ltd, the Company’s independent registered public accounting firm.

Pre-Approval Policies and Procedures.

The Audit Committee has procedures in place for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, BDO Audit Pty Ltd. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2020 and June 30, 2021, by BDO Audit Pty Ltd, the Company’s independent registered public accounting firm.

	June 30, 2021	June 30, 2020
Audit Fees (1)	398,292	167,119
Audit-Related Fees (2)	-	-
Tax Fees (3)	22,410	18,990
All Other Fees (4)	-	-
Total Fees	420,702	186,109

(1)	Audit fees relate to professional services rendered in connection with the audit of annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees relate to professional services that are reasonably related to the performance of the audit or review of financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services.

(4)	All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

The Audit Committee has determined that the rendering of services other than audit services by BDO Audit Pty Ltd is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation ((incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

3.2#	Amended and Restated By-laws.

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

4.5	Form LSBD Warrant ((incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

4.6**	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	2019 Incentive Equity Plan ((incorporated by reference to Exhibit 10.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 2, 2019)

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

10.9

Letter of Financial Assistance from The iQ Group Global Ltd. ((incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

10.10

Letter of Financial Assistance from iQX Limited. ((incorporated by reference to Exhibit 10.10 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

22

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

10.18	Option Agreement ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

14.1	Code of Ethics ((incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020)

21.1**	List of Subsidiaries

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan.

**Indicates filed with the Original Form 10-K

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS Inc.

Date: September 30, 2021	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: September 30, 2021	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer, President and Director	September 30, 2021
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	September 30, 2021
Spiro Sakiris	(Principal Financial Officer)

/s/ Steven Boyages
Dr. Steven Boyages	Director	September 30, 2021

/s/ Jonathan Sessler
Prof. Jonathan Sessler	Director	September 30, 2021

/s/ Tom Parmakellis
Dr. Tom Parmakellis	Director	September 30, 2021

/s/ Jonathan Hurd
Jonathan Hurd	Director	September 30, 2021

/s/ Leon Kempler
Leon Kempler	Director	September 30, 2021

/s/ George Margelis
Dr. George Margelis	Director	September 30, 2021

/s/ Lawrence Fisher
Lawrence Fisher	Director	September 30, 2021

/s/ Christopher Towers
Christopher Towers	Director	September 30, 2021

