Form 10-Q
period 2021-09-30
GBS Inc.
filed 2021-11-12
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of registrant’s common stock outstanding as of November 8, 2021 was 14,882,522.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GBS Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12,608,468	$12,573,685
Grant receivable, current portion	-	2,098,884
Research and development tax incentive receivable	982,898	1,025,455
Other current assets	2,268,771	2,509,017
Total current assets	15,860,137	18,207,041
Grant receivable, net of current portion	2,743,337	3,148,328
Other non-current assets	504,000	504,000
TOTAL ASSETS	$19,107,474	$21,859,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$808,736	$1,467,968
Related party payables	68,808	13,323
Current portion of deferred grant income	1,828,891	2,098,884
Current employee benefit liabilities	126,139	102,475
Total current liabilities	2,832,574	3,682,650
Employee benefit liabilities	30,264	21,770
Long-term deferred grant income	2,743,337	3,148,328
Total liabilities	5,606,175	6,852,748
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 and 1,300,000 shares issued and outstanding at September 30, 2021 and June 30, 2020, respectively	-	13,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,882,522 and 13,582,122 shares issued and outstanding at September 30, 2021 and June 30, 2020, respectively	148,825	135,821
Additional paid-in capital	38,440,085	38,440,089
Accumulated deficit	(24,302,455)	(22,869,803)
Accumulated other comprehensive loss	(728,742)	(661,260)
Total consolidated Group equity	13,557,713	15,057,847
Non-controlling interest	(56,414)	(51,226)
Total shareholders’ equity	13,501,299	15,006,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,107,474	$21,859,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues:
Other income:
Government support income	$-	$55,427
Total revenues	-	55,427

Operating expenses:
General and administrative expenses	1,332,520	521,003
Development and regulatory approval expenses	106,799	30,938
Prospectus and capital raising expenses	-	166,481
Total operating expenses	1,439,319	718,422
Loss from operations	(1,439,319)	(662,995)

Other income (expense):
Interest expense	-	(85,828)
Loss from unconsolidated equity method investment	-	(135,692)
Realized foreign exchange loss	(3,118)	(192,470)
Interest income	4,597	70
Total other income (expense)	1,479	(413,920)
Loss before income taxes	(1,437,840)	(1,076,915)
Income taxes	-	-
Net loss	(1,437,840)	(1,076,915)
Net loss attributable to non-controlling interest	(5,188)	(4,405)
Net loss attributable to GBS, Inc.	$(1,432,652)	$(1,072,510)

Other comprehensive loss, net of tax:
Foreign currency translation loss	$(67,482)	$(50,568)
Total other comprehensive loss	(67,482)	(50,568)
Comprehensive loss	(1,505,322)	(1,127,483)
Comprehensive loss attributable to non-controlling interest	(5,188)	(4,405)
Comprehensive loss attributable to GBS, Inc	$(1,500,134)	$(1,123,078)

Net loss per share, basic and diluted	$(0.10)	$(0.12)
Weighted average shares outstanding, basic and diluted	14,006,127	8,630,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, June 30, 2021	1,300,000	$13,000	13,582,122	$135,821	$38,440,089	$(22,869,803)	$(661,260)	$(51,226)	$15,006,621
Series B warrants exercised to purchase common shares	-	-	400	4	(4)	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	1,300,000	13,000	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(67,482)	-	(67,482)
Net loss	-	-	-	-	-	(1,432,652)	-	(5,188)	(1,437,840)
Balance, September 30, 2021	-	$-	14,882,522	$148,825	$38,440,085	$(24,302,455)	$(728,742)	$(56,414)	$13,501,299

Balance, June 30, 2020	2,370,891	$23,709	8,630,000	$86,300	$10,899,942	$(15,832,517)	$(363,951)	$(28,311)	$(5,214,828)
Issuance of convertible preferred shares	439,299	4,393	-	-	3,290,352	-	-	-	3,294,745
Foreign currency translation loss	-	-	-	-	-	-	(50,568)	-	(50,568)
Net loss	-	-	-	-	-	(1,072,510)	-	(4,405)	(1,076,915)
Balance, September 30, 2020	2,810,190	$28,102	8,630,000	$86,300	$14,190,294	$(16,905,027)	$(414,519)	$(32,716)	$(3,047,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,437,840)	$(1,076,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash loss on foreign currency translation, net	3,118	-
Loss on investment in affiliate	-	135,692
Non-cash other operating activities	20,136	-
Changes in operating assets and liabilities:
Grant receivable	1,828,891	-
Other current assets	240,246	705
Accounts payable	(635,568)	(312,038)
Accounts payable - related party	55,485	(1,440,313)
Other long-term liabilities	8,494	15,605
Net cash provided by (used in) operating activities	82,962	(2,677,264)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	3,294,745
Net cash provided by financing activities	-	3,294,745

Effect of foreign exchange rates on cash and cash equivalents	(48,179)	(50,568)

Increase in cash and cash equivalents	34,783	566,913
Cash and cash equivalents, beginning of period	12,573,685	427,273
Cash and cash equivalents, end of period	$12,608,468	$994,186

Non-cash investing and financing activities
Conversion of preferred shares into common shares	$13,000	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	85,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

GBS Inc. and its wholly owned subsidiary, GBS Operations Inc. formed on December 5, 2016 under the laws of the state of Delaware. Glucose Biosensor Systems (Greater China) Pty Ltd (“GBSPL”) was formed on August 4, 2016 under the laws of New South Wales, Australia and was renamed to GBS (APAC) Pty Ltd on October 14, 2020. Glucose Biosensor Systems (Japan) Pty Ltd and Glucose Biosensor Systems (APAC) Pty Ltd were formed under the laws of New South Wales, Australia on February 22, 2017 and February 23, 2017 respectively. These companies (collectively, “we,” “us,” “our,” or the “Company,”) were formed to provide a non-invasive, pain free innovation to make it easier for people to manage diabetes using the Company’s Saliva Glucose Biosensor (“SGB” and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”). Our headquarters are located in New York.

We are a biosensor diagnostic technology company operating across the Asia-Pacific Region (“APAC Region”) and an interest in the USA Region with the biosensor platform comprising of biochemistry, immunology, tumor markers, hormones, and nucleic acid diagnostic modalities, and worldwide with our COV2 test.

Our objective is to introduce and launch initially the SGB, the diagnostic test that stems from the Biosensor Platform that we license from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”), in our regions and the COV2 test globally. This will be followed by developing the platform to its full capacity testing across the diagnostic modalities of immunology, hormones, chemistry, tumor markers and nucleic acid tests.

GBS Inc, is a 29.9% (as of September 30, 2021) owned affiliate of LSBD, an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LSBD has licensed to the Company that technology to introduce and launch the platform in the APAC Region.

NOTE 2. LIQUIDITY

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

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

The Company incurred a net loss of $1,432,652 for the three months ended September 30, 2021 (net loss of $1,072,510 for the three months ended September 30, 2020). At September 30, 2021, the Company has shareholders’ equity of $13,501,299, working capital of $13,027,563, and an accumulated deficit of $24,302,455.

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

The Company believes it has sufficient working capital to finance its operations for at least the next twelve months, as such, these financial statements are prepared on the going concern basis.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The accompanying condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2021, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 16, 2021 and amended on Form 10-K/A filed with the SEC on September 30, 2021 (as amended, the “2021 Form 10-K”).

Principles of consolidation

These accompanying condensed consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

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

Research and Development (R & D) tax refund

The Company measures the research and development grant income and receivable by considering the time spent by employees on eligible research and development activities and research and development costs incurred to external service providers. The research and development tax refund receivable is recognized as the Company believes that it probable that the amount will be recovered in full through a future claim. No research and development tax refund income is recognized in current and comparative period.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of GBS Inc. is the United States dollar. Foreign currency movements resulted in a loss of $67,482 and $50,568 for the three months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

On September 12, 2019, the Company entered into an amended and restated license agreement for Saliva Biosensor Technology. On June 23, 2020, the Company entered into a license agreement with LSBD for the worldwide rights to SARS-CoV – 2 application of the Saliva Glucose Biosensor.

In relation to these licenses, there is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to September 30,2021 (September 30, 2020: $nil).

On March 31, 2021, GBS entered into an agreement with LSBD to provide GBS an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement has a term of two years and the exercise price for the option is $5 million. The fee of $0.5 million incurred for the option was expensed in the period incurred.

Deferred grant income

On June 30, 2021, GBS executed a definitive grant agreement with the Australian Government to assist with building a manufacturing facility. The grant has a total value of up to $4.7 million upon the achievement of certain milestones. Proceeds from the grant will be used primarily to reimburse GBS for costs incurred in the construction of the manufacturing facility.

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

The Australian Government grant proceeds will be used to reimburse construction costs incurred meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. We have elected to record the grants received as deferred income using the first method.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The grant receivable was reduced by $1.9 million for payments received during the three months ended September 30, 2021 and $2.7 million remains in grant receivable on the Condensed Consolidated Balance Sheets.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income. Accordingly, the deferred income related to the construction of the manufacturing facility will be amortized over the period of depreciation for the related factory as other income. No deferred grant income was recognized in other income during the three months ended September 30, 2021.

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

Recent accounting pronouncements

As the Company is an emerging growth company, we have elected to defer the adoption of new accounting pronouncements until they would apply to private companies.

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2020-06.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 as of July 1, 2021 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In 2016, the FASB issued ASU 2016-13 (Topic ASC 326); Financial Instruments – Credit Losses, which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (CECL) (ASC 326-20); and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account (ASC 326-30). The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. ASU 2016-13, as amended by ASU 2019-10, is applicable for SRCs (Small Reporting Companies) for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has not early adopted the standard and continues to evaluate the impact.

NOTE 4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2021	June 30, 2021
Goods and services tax receivable	$—	$83,278
Prepayments	2,259,975	2,424,143
Other receivables	8,796	1,596
Total	$2,268,771	$2,509,017

As of the year ended June 30, 2021, the Company made $2,600,000 in prepayments for research and development. Of the total prepayments, $504,000 is recorded as a non-current asset based on the expected outflow of the budgeted research and development costs. Under the terms of a research and development agreement with BiosensX North America Inc., dated April 20, 2021, in which LSBD also committed to fund $2,600,000 as a direct 50% shareholder in BiosensX North America Inc., the Company would have the right to apply any differences in contributions between LSBD and the Company towards any amounts owing between the Company and LSBD, including the exercise price of the Option ($5 million) as included in the Option Agreement dated March 31, 2021 with LSBD (see Note 3). No expense has been recognized in relation to prepaid research and development during the three months ended September 30, 2021.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2021	June 30, 2021
Accounts and other payables	$614,181	$1,355,894
Accruals	194,555	112,074
Total	$808,736	$1,467,968

NOTE 6. SHAREHOLDERS’ EQUITY

As of September 30, 2021, 1,401,377 and 59,782 Series A and Series B warrants were held by certain shareholders, respectively. Each warrant is convertible into 1 share of the Company’s common stock. On September 9, 2021, the Company issued 400 shares of common stock as a result of Series B warrants that were exercised and converted into common stock.

On August 31, 2021, all 1,300,000 Series B Convertible Preferred Stock was converted into common stock. Each share of Series B Convertible Preferred Stock was converted into 1 share of the Company’s common stock.

NOTE 7. RELATED-PARTY TRANSACTIONS

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms. The following transactions occurred with LSBD during the period July 1, 2021 to September 30, 2021.

The Company incurred a total of $119,652 (three months to September 2020: $Nil) towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses.

NOTE 8. INVESTMENT IN AFFILIATE

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

As of September 30, 2021, LSBD holds 29.9% of common Stock of GBS Inc. and therefore still has control over BiosensX (North America) Inc.

The following table summarizes the amount recorded in the consolidated financial statements:

	September 30, 2021	June 30, 2021
Investment value	$-	$135,692
Loss from the affiliate	-	(135,692)
Carrying amount	$-	$-

NOTE 9. COMMITMENTS AND CONTINGENCIES

On January 21, 2021, the Company entered into a sponsored research agreement with Johns Hopkins Bloomberg School of Public Health to accelerate the development of next-generation saliva-based diagnostic tests. The Company is collaborating with the Bloomberg School of Public Health to optimize the collection of saliva and monitoring of diverse biomarkers across a number of modalities including clinical chemistry and infectious diseases. Johns Hopkins intend to utilize biosensor products to conduct in-field epidemiological studies. The Company agreed to pay Johns Hopkins a total amount of $423,589 as a part of this sponsored research agreement of which $105,897 remains payable as of September 30, 2021.

During February 2021 the Company signed a deed of confirmation and variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor and the SARS-COV-2 Antibody Biosensor. The Company agreed to pay the University of Newcastle $2,054,880 of which $841,913 remains payable as of September 30, 2021.

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

NOTE 10. INCOME TAX

The Company shall file its income tax returns with the Internal Revenue Service and Australian Taxation Office. The Company has net operating losses carried forward of $29,590,918 which are derived from its operations in Australia and the US and are available to reduce future taxable income. Such loss carry forwards may be carried forward indefinitely, subject to compliance with tests of continuity and additional rules.

The net operating loss carried forward gives rise to a deferred tax asset of approximately $7,219,880. However, the Company has determined that a valuation allowance of $7,219,880 against such deferred tax asset is necessary, as it cannot be determined that the carry forwards will be utilized.

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

	Three Months Ended September 30,
	2021	2020
Net loss attributable to GBS, Inc.	$(1,432,652)	$(1,072,510)
Basic and diluted net loss per share attributed to common shareholders	$(0.10)	$(0.12)
Weighted-average number of shares outstanding	14,006,127	8,630,000

The following outstanding warrants and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2021	2020
Warrants - Series A	1,401,377	-
Warrants - Series B	59,782	-
Warrants issued to underwriters	63,529	-
Pre IPO warrants	2,736,675	2,250,376
Warrants issued to LSBD	3,000,000	-
Preferred stock - Series A	-	2,810,190

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2021 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K.

Forward-Looking Information

All statements other than statements of historical fact or relating to present facts or current conditions included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and the negative of such words and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our 2021 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by the federal securities laws, we are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

Overview

We are a company with a mission to commercialize our unique Biosensor Platform technology and put the power of non-invasive, real-time diagnostic testing in the hands of patients and their primary health practitioners at point of care.

We are 29.9% (as of September 30, 2021) owned by LSBD, an Australian company that owns the worldwide intellectual property rights to the biosensor platform acquired from University of Newcastle, Australia. LSBD has licensed to us that technology to introduce and launch the platform in the APAC Region, the world license for the SARS CoV-2 Antibody Sensor, and furthermore we own 50% of BiosensX (North America) Inc which has the North American license to the biosensor platform. We were incorporated under the laws of Delaware on December 5, 2016. Our headquarter is in New York.

Our initial priority is to develop & launch two urgently needed non-invasive real time diagnostic tests,

a.	the Saliva Glucose Biosensor and the
b.	SARS-COV-2 Antibody Biosensor

Saliva Glucose Test

The Saliva Glucose Biosensor (“SGB”), together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT” is aimed to provide a non-invasive and pain free innovation.

●	Managing Diabetes

Our innovative technology will aim to free people living with diabetes from having to use painful and invasive blood monitoring devices to manage their condition, giving them a better quality of life.

●	Printable

The SGB is being developed as a small, printable organic strip designed to put the power of accurate, timely diagnosis in the hands of patients and their primary health practitioners. This is manufactured using modified reel-to-reel printing technology which allows mass volume printing at a low cost.

●	Clinical Plan

The proposed three stage clinical plan currently involves

o	generation of prospective data from the recruitment of 20-40 patients. The initial objective is to explore the relationship between salivary glucose and plasma glucose as well as the time course between the two.
o	the development of the algorithm between plasma and salivary glucose.
o	to confirm the algorithm and generate data for regulatory submission.

Accordingly, GBS filed a Pre-Submission package on behalf of the group with the United States (US) Food and Drug Administration (FDA). The purpose of this pre-submission is to confirm with the FDA that GBS is following the proper steps to conduct the clinical studies enabling it to develop the glucose biosensor according to the FDA regulatory standards.

●	Commercialization Progress

o	On July 26 2021 we announced that we have engaged L.E.K Consulting Hong Kong Pty Limited to identify potential commercial partners in the in the China region. A short list of potential distributors that have a potential interest in the test has been identified, and discussions will commence shortly to explore potential synergies.

o	As announced previously, GBS was awarded $4.7m Australian Federal Government Science Grant for the establishment of an Australian high-tech medical device manufacturing facility. We are currently in the process finalizing the specifications of the proposed initial batch of equipment for commissioning in Q4 2021 / Q1 2022

COVID Test

A clinical validation study was conducted at the Wyss Institute for Biologically Inspired Engineering at Harvard University. The objective of this study was to develop an electrochemical assay to detect SARS-CoV-2 IgG in human plasma. The statistical design of the study was powered in accordance with this study objective. Preliminary findings were:

o	The SARS-CoV-2 Antibody biosensor assay was 100% sensitive and 100% specific using positive and negative SARS CoV-2 human plasma samples.
o	The time in obtaining results was less than 10 minutes.

The study is a key milestone towards validating a rapid point-of-care diagnostic test intended to quantify the measurement of antibodies against SARS-CoV-2 in saliva, and will assist in the preparation for clinical trials.

●	Potential Applications

We anticipate there to be 3 different applications for the foreseeable future: Population Screening SARS-CoV-2 antibody testing is urgently needed to estimate the incidence and prevalence of SARS-CoV-2 infection at the general population level.

i.	Post vaccination screening - To assess the degree of the elicited potent antigen-specific antibody responses, to COV2 vaccines and determine when booster vaccine shots are needed.

ii.	Diagnosis – The SARS-CoV-2 test can be used as a complement to the (RNA) virus detection tests for patients presenting late after symptoms onset to healthcare facilities.

iii.	In addition, they can potentially be used for informing the decision on discharge of patients who recovered from SARS-CoV-2 infection but remain RNA-positive by RT-PCR for a long time after symptoms have subsided. The degree of protective immunity conferred by or correlated with the antibodies detected in subjects with past SARS-CoV-2 infection is still under investigation. Once this is clarified, the COV 2 antibody tests could be, together with the (RNA) direct virus detection, an essential tool in de-escalation strategies. Currently antibody tests are used for sero-epidemiological surveys and studies.

●	Competitive Advantages

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

By utilizing the Saliva test for detecting COV2 we expect to have lower detection limits, improve on sensitivity and specificity characteristics of current diagnostic methods, be able to provide real time results at the point of care and provide quantitative results correlated to the WHO standards as opposed to negative or positive which is how other POCT report the results.

Our COVID test would increase the scope for diagnosis to be made in the community and outside the laboratory setting. It would have the potential to reduce the time to obtaining an actionable result, it could inform on when people need to get booster vaccine shots and inform appropriate use of isolation resources.

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

Certain pre-IPO preferred shareholders were issued warrants that, following the Company’s completed IPO, allow the holders to acquire 2,736,675 shares of common stock at the IPO price during year two through to year three following the completion of the IPO.

Results of Operations:

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

Government support income

Government support income decreased by $55,427 to zero from $55,427 for the quarter ended September 30, 2021 compared to same period in 2020. This decrease was primarily attributable to GBS Inc.’s subsidiary companies receiving COVID-19 related government support in the previous financial year which was discontinued in April 2021.

Operating expenses

General and administrative expenses

General and administrative expenses increased by $811,517 to $1,332,520 from $521,003 for the quarter ended September 30, 2021 compared to the same period in 2020. This increase was primarily driven by an increase in operational activities following completion of the IPO in December 2020.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses increased by $75,861 to $106,799 from $30,938 for the quarter ended September 30, 2021 compared to the same period in 2020. This increase is primarily driven by funding availability since completion of the IPO in December 2020 that has allowed the Company to progress on its milestones.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Prospectus and capital raising expenses

Prospectus and capital raising expenses decreased from $166,481 to zero for the quarter ended September 30, 2021 compared to the same period in 2020. This decrease was attributable to final expenditures required by us in the first half of the last financial year to successfully complete our IPO in December 2020.

Other income and expenses

Interest expense

Interest expense decreased from $85,828 to zero for the quarter ended September 30, 2021 as compared to the same period in 2020. This decrease was attributable to the conversion of convertible notes into common shares after the completion of the IPO in December 2020.

Realized foreign exchange gain (loss)

Realized foreign exchange loss decreased by $189,352 to $3,118 from $192,470 for the quarter ended September 30, 2021 compared to the same period in 2020. This decrease was largely attributable to the unfavorable foreign exchange translations on capital raisings from AUD to USD during the same period in 2020.

Income tax (expense) benefit

There was no income tax expense for the quarter ended September 30, 2021, and 2020, respectively, and the Company has established a full valuation allowance for all of its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation loss increased by $16,914 to $67,482 from $50,568 for the three months ended September 30, 2021 and 2020, respectively. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Net loss

Net loss increased by $360,142 to $1,432,652 from $1,072,510 for the quarter ended September 30, 2021 compared to the same period in 2020. This increase is primarily driven by the expansion of the Company’s operational activities in order to progress on its regulatory and development milestones.

Liquidity and Capital Resources

We use working capital and cash measures to evaluate the performance of our operations and our ability to meet our financial obligations. We define Working Capital as current assets less current liabilities. The calculation of Working Capital provides additional information and is not defined as a measure of financial performance under GAAP. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Since our inception, our operations have primarily been financed through the issuance of our common stock, convertible preferred stock and the incurrence of debt. As of September 30, 2021, we had $12,608,468 in cash and cash equivalents and $13,027,563 in working capital.

According to our management’s estimates, based on our budget and proposed schedules of development, approvals and organization, we believe, although there can be no assurances, we will have sufficient capital resources to enable us to continue to implement our business plan and remain in operation for at least up to first half of 2023. During this time, we expect to use the net proceeds available to us for the following purposes:

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

See “Initial public offering” above for details about our IPO.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our results of operations or financial condition, revenues, expenses, results of operations, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K filed with the SEC on September 15, 2021, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those in our June 30, 2021 Annual Report on Form 10-K filed with the SEC on September 15, 2021.

Recently issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s consolidated financial statements, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of September 30, 2021 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the interim periods presented.

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

As part of this updating process, our management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including a) has not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and c) we currently have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting requirements.

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

Under the direction of the audit committee of the board of directors, management will continue to take measures to further remediate the material weakness. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are not currently engaged in any material legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFEY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL, and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS Inc.

Date: November 12, 2021	By:	/s/ Steven Boyages
STEVEN BOYAGES
INTERIM CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

