Form 10-Q
period 2021-12-31
GBS Inc.
filed 2022-02-11
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

GBS Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
420 Lexington Ave, Suite 300, New York, NY	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GBS	The Nasdaq Stock Market LLC

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

The number of shares of registrant’s common stock outstanding as of February 9 was 14,882,522.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GBS Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,190,622	$12,573,685
Grant receivable, current portion	$1,611,384	2,098,884
Research and development tax incentive receivable	$1,134,846	1,025,455
Other current assets	$148,157	2,509,017
Total current assets	$14,085,009	18,207,041
Grant receivable, net of current portion	$1,150,988	3,148,328
Other non-current assets	$-	504,000
TOTAL ASSETS	$15,235,997	$21,859,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$448,886	$1,467,968
Related party payables	9,536	13,323
Current portion of deferred grant income	3,421,837	2,098,884
Current employee benefit liabilities	129,212	102,475
Total current liabilities	4,009,471	3,682,650
Employee benefit liabilities	30,707	21,770
Long-term deferred grant income	1,150,988	3,148,328
Total liabilities	5,191,166	6,852,748
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 and 1,300,000 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	-	13,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,882,522 and 13,582,122 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	148,825	135,821
Additional paid-in capital	38,440,085	38,440,089
Accumulated deficit	(27,762,453)	(22,869,803)
Accumulated other comprehensive loss	(721,387)	(661,260)
Total consolidated GBS Inc. equity	10,105,070	15,057,847
Non-controlling interest	(60,239)	(51,226)
Total shareholders’ equity	10,044,831	15,006,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,235,997	$21,859,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income/ (Loss)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Other income:
Government support income	$177,791	$283,037	$177,791	$338,464
Total revenue	177,791	283,037	177,791	338,464

Operating expenses:
General and administrative	1,003,244	671,450	2,335,764	1,192,453
Development and regulatory approval	2,641,182	341,820	2,747,981	372,758
Prospectus and capital raising	-	187,093	-	353,574
Total operating expenses	3,644,426	1,200,363	5,083,745	1,918,785
Loss from operations	(3,466,635)	(917,326)	(4,905,954)	(1,580,321)

Other income (expense):
Interest expense	(675)	(986,860)	(675)	(1,072,688)
Loss from unconsolidated equity method investment	-	-	-	(135,692)
Realized foreign exchange gain (loss)	14	(86,637)	(3,104)	(279,107)
Interest income	3,473	434	8,070	504
Total other income (expense)	2,812	(1,073,063)	4,291	(1,486,983)
Loss before income taxes	(3,463,823)	(1,990,389)	(4,901,663)	(3,067,304)
Income taxes	-	-	-	-
Net loss	(3,463,823)	(1,990,389)	(4,901,663)	(3,067,304)
Net loss attributable to non-controlling interest	(3,825)	(6,425)	(9,013)	(10,830)
Net loss attributable to GBS Inc.	$(3,459,998)	$(1,983,964)	$(4,892,650)	$(3,056,474)

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	$7,355	$33,856	$(60,127)	$(16,712)
Total other comprehensive gain (loss)	7,355	33,856	(60,127)	(16,712)
Comprehensive loss	(3,456,468)	(1,956,533)	(4,961,790)	(3,084,016)
Comprehensive loss attributable to non-controlling interest	(3,825)	(6,425)	(9,013)	(10,830)
Comprehensive loss attributable to GBS Inc	$(3,452,643)	$(1,950,108)	$(4,952,777)	$(3,073,186)

Net loss per share, basic and diluted	$(0.23)	$(0.23)	$(0.34)	$(0.35)
Weighted average shares outstanding, basic and diluted	14,882,522	8,622,724	14,444,324	8,626,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, June 30, 2021	1,300,000	$13,000	13,582,122	$135,821	$38,440,089	$(22,869,803)	$(661,260)	$(51,226)	$15,006,621
Series B warrants exercised to purchase common shares	-	-	400	4	(4)	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	1,300,000	13,000	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(67,482)	-	(67,482)
Net loss	-	-	-	-	-	(1,432,652)	-	(5,188)	(1,437,840)
Balance,September 30, 2021	-	-	14,882,522	148,825	38,440,085	(24,302,455)	(728,742)	(56,414)	13,501,299
Foreign currency translation gain	-	-	-	-	-	-	7,355	-	7,355
Net loss	-	-	-	-	-	(3,459,998)	-	(3,825)	(3,463,823)
Balance, December 31, 2021	-	$-	14,882,522	$148,825	$38,440,085	$(27,762,453)	$(721,387)	$(60,239)	$10,044,831

Balance, June 30, 2020	2,370,891	$23,709	8,630,000	$86,300	$10,899,942	$(15,832,517)	$(363,951)	$(28,311)	$(5,214,828)
Issuance of convertible preferred shares	439,299	4,393	-	-	3,290,352	-	-	-	3,294,745
Foreign currency translation loss	-	-	-	-	-	-	(50,568)	-	(50,568)
Net loss	-	-	-	-	-	(1,072,510)	-	(4,405)	(1,076,915)
Balance,September 30, 2020	2,810,190	28,102	8,630,000	86,300	14,190,294	(16,905,027)	(414,519)	(32,716)	(3,047,566)
Issuance of common stock at initial public offering	-	-	1,270,589	12,706	21,587,307	-	-	-	21,600,013
Issuance cost of common stock at initial public offering	-	-	-	-	(3,867,565)	-	-	-	(3,867,565)
Cancellation of common stock in exchange for preferred shares	3,000,000	30,000	(3,000,000)	(30,000)	-	-	-	-	-
Conversion of convertible notes into common stock at initial public offering	-	-	710,548	7,105	5,126,601	-	-	-	5,133,706
Conversion of convertible preferred shares into common stock at initial public offering	(2,810,190)	(28,102)	2,810,190	28,102	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	905,948	-	-	-	905,948
Series A warrants exercised to purchase common shares	-	-	1,200	12	10,188	-	-	-	10,200
Series A and B warrants acquired	-	-	-	-	3,812	-	-	-	3,812
Foreign currency translation loss	-	-	-	-	-	-	33,856	-	33,856
Net loss	-	-	-	-	-	(1,983,964)	-	(6,425)	(1,990,389)
Balance, December 31, 2020	3,000,000	$30,000	10,422,527	$104,225	$37,956,585	$(18,888,991)	$(380,663)	$(39,141)	$18,782,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,901,663)	$(3,067,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash gain (loss) on foreign currency translation, net	3,104	(16,712)
Loss on investment in affiliate	-	135,692
Contingent beneficial conversion feature on convertible notes	-	905,948
Non-cash research and development charge	2,600,000	-
Non-cash other operating activities	(41,211)	-
Changes in operating assets and liabilities:
Grant receivable	1,828,891	-
Research and development tax incentive receivable	(109,391)	-
Other current assets	264,860	(39,486)
Accounts and other payables	(992,345)	(52,644)
Accounts payable - related party	(3,787)	(1,337,672)
Other long-term liabilities	8,937	17,947
Net cash provided by (used in) operating activities	(1,342,605)	(3,454,231)
Cash flows from financing activities:
Proceeds from issuance of warrants	-	3,812
Proceeds from warrant holders for common shares	-	10,200
Proceeds from issuance of preferred stock	-	3,294,745
Proceeds from initial public offering	-	21,600,013
Payment of equity issuance costs	-	(2,003,952)
Net cash provided by financing activities	-	22,904,818

Effect of foreign exchange rates on cash and cash equivalents	(40,458)	-

(Decrease)/Increase in cash and cash equivalents	(1,383,063)	19,450,587
Cash and cash equivalents, beginning of period	12,573,685	427,273
Cash and cash equivalents, end of period	$11,190,622	$19,877,860

Non-cash investing and financing activities
Reclassification of deferred charges to additional paid in capital upon completion of initial public offering	$-	$1,863,613
Conversion of notes to common shares at initial public offering	-	5,133,706
Conversion of preferred shares into common shares	13,000	28,102

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	166,740

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

We are a biosensor diagnostic technology company operating across the Asia-Pacific Region (the “APAC Region”) and an interest in the USA Region with the biosensor platform comprising of biochemistry, immunology, tumor markers, hormones, and nucleic acid diagnostic modalities, and worldwide with our SARS-CoV-2 test.

Our objective is to introduce and launch initially the SGB, the diagnostic test that stems from the Biosensor Platform that we license from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or the “Licensor”), in our regions and the SARS-CoV-2 test globally. This will be followed by developing the platform to its full capacity testing across the diagnostic modalities of immunology, hormones, chemistry, tumor markers and nucleic acid tests.

As of December 31, 2021, GBS Inc, is an 18.5% owned affiliate of LSBD, an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LSBD has licensed to the Company that technology to introduce and launch the platform in the APAC Region.

NOTE 2. LIQUIDITY

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern requires management to assess an entity’s ability to continue as a going concern within one year of the date of filing of this Quarterly Report on Form 10-Q with the SEC. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

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

The Company incurred a net loss of $3,463,823 and $4,901,663 for the three and six months ended December 31, 2021, respectively (net loss of $1,990,389 and $3,067,304 for the three and six months ended December 31, 2020, respectively). At December 31, 2021, the Company has shareholders’ equity of $10,044,831, working capital of $10,075,538, and an accumulated deficit of $27,762,453.

In the near future, the Company anticipates incurring operating losses and does not expect to experience positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seeks regulatory approvals to market such products.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

The Company believes it has sufficient working capital to finance its operations for at least the next twelve months, as such, these unaudited condensed consolidated financial statements are prepared on the going concern basis.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and six months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2021, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 16, 2021 and amended on Form 10-K/A filed with the SEC on September 30, 2021 (as amended, the “2021 Form 10-K”).

Principles of consolidation

These accompanying unaudited condensed consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

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

Development and regulatory approval costs

Expenditures relating to R&D are expensed as incurred and recorded in development and regulatory approval in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. R&D expenses include external expenses incurred under arrangements with third parties; salaries and personnel-related costs; license fees to acquire in-process technology and other expenses. The Company recognizes the benefit of refundable R&D tax refunds as a R&D tax refund income when there is reasonable assurance that the amount claimed will be recovered (refer to the R&D tax refund discussion below).

Intellectual property acquired for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) are expensed in research and development costs at the time the costs are incurred.

In certain circumstances, the Company may be required to make advance payments to vendors for goods or services that will be received in the future for use in R&D activities. In such circumstances, the non-refundable advance payments are deferred and capitalized, even when there is no alternative future use for the R&D, until the related goods or services are provided. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized as an income as the Company believes that it probable that the amount will be recovered in full through a future claim. A total of $146,392 R&D tax refund income is recognized in the other income during the current period.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of GBS Inc. is the United States dollar. Foreign currency movements resulted in a gain of $7,355 and a loss of $60,127 for the three and six months ended December 31, 2021 respectively (a gain of $33,856 and a loss of $16,712 for the three and six months ended December 31, 2020, respectively).

Income taxes

In accordance with the provisions of ASC 740, Income Taxes, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not that the positions will be sustained upon examination by taxing authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2021, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

Licensing rights

During the first quarter of the fiscal year ended June 30, 2020, the Company purchased the license right procurement assets from LSBD for an amount of $976,308 in relation to the development and approval process for the Glucose Biosensor Technology. The Company recorded the license at the historical carrying value in the books of LSBD which was $nil and recorded the amount paid as a deemed dividend. The Company has agreed to pay royalties of sales & milestones payments as defined.

On September 12, 2019, the Company entered into an amended and restated license agreement for Saliva Biosensor Technology. On June 23, 2020, the Company entered into a license agreement with LSBD for the worldwide rights to SARS-CoV-2 application of the Saliva Glucose Biosensor.

In relation to these licenses, there is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to December 31, 2021 (December 31, 2020: $nil).

On March 31, 2021, the Company entered into an agreement with LSBD to provide the Company an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement has a term of two years and the exercise price for the option is $5,000,000. The fee of $500,000 incurred for the option was expensed in the period incurred.

Deferred grant income

On June 30, 2021, the Company executed a definitive grant agreement with the Australian Government to assist with building a manufacturing facility. The grant has a total value of up to $4.7 million upon the achievement of certain milestones. Proceeds from the grant will be used primarily to reimburse the Company for costs incurred in the construction of the manufacturing facility.

Accounting for the grant does not fall under ASC 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the Australian Government grant to the Company.

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

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The grant receivable was reduced by $1.9 million for payments received during the six months ended December 31, 2021 (no payments were received during the three months ended December 31, 2021) and $2.8 million remains in grant receivable on the Condensed Consolidated Balance Sheets.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income. Accordingly, the deferred income related to the construction of the manufacturing facility will be amortized over the period of depreciation for the related factory as other income. A total of $31,399 deferred grant income was recognized in other income during the current period.

Net loss per share attributable to common shareholders (“EPS”)

The Company calculates earnings per share attributable to common shareholders in accordance with ASC 260, Earning Per Share. Basic net income (loss) per share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as share warrants.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”). This update simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2020-06.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 as of July 1, 2021 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments – Credit Losses (“ASU 2016-13”). This update (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (“CECL”) (ASC 326-20); and (ii) provides for recording credit losses on available-for-sale (“AFS”) debt securities through an allowance account (ASC 326-30). The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. ASU 2016-13, as amended by ASU 2019-10, is applicable for Smaller Reporting Companies (“SRCs”) for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has not early adopted the standard and continues to evaluate the impact.

NOTE 4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2021	June 30, 2021
Goods and services tax receivable	$—	$83,278
Prepayments	120,000	2,424,143
Other receivables	28,157	1,596
Total	$148,157	$2,509,017

As of the year ended June 30, 2021, the Company made $2,600,000 in prepayments for research and development. Of the total prepayments, $504,000 was recorded as a non-current asset based on the expected outflow of the budgeted research and development costs. Under the terms of the R&D agreement with BiosensX North America Inc., dated April 20, 2021, in which LSBD also committed to fund $2,600,000 as a direct 50% shareholder in BiosensX North America Inc., the Company would have the right to apply any differences in contributions between LSBD and the Company towards any amounts owing between the Company and LSBD, including the exercise price of the option ($5,000,000) as included in the Option Agreement dated March 31, 2021 with LSBD (see Note 3).

During the three months ended December 31, 2021, the Company assessed the current status of the R&D activities and determined that the most likely outcome of the prepaid R&D contribution would be to be application against the exercise price in the Option Agreement and/or future royalty payments due for the Glucose Biosensor intellectual property. As this payment for the license of the Glucose Biosensor intellectual property occurred prior to regulatory approval and there is no alternative future use, the prepayment of $2,600,000 has been expensed as development and regulatory approval costs in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss during the current period.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	June 30, 2021
Accounts and other payables	$344,920	$1,355,894
Accruals	103,966	112,074
Total	$448,886	$1,467,968

NOTE 6. SHAREHOLDERS’ EQUITY

As of December 31, 2021, 1,401,377 and 59,782 Series A and Series B warrants were held by certain shareholders, respectively. Each warrant is convertible into 1 share of the Company’s common stock.

On September 9, 2021, the Company issued 400 shares of common stock as a result of Series B warrants that were exercised and converted into common stock.

On August 31, 2021, all 1,300,000 Series B Convertible Preferred Stock was converted into common stock. Each share of Series B Convertible Preferred Stock was converted into 1 share of the Company’s common stock.

NOTE 7. RELATED-PARTY TRANSACTIONS

Sales to and purchases from related parties are made at normal market prices and on normal commercial terms. The following transactions occurred with LSBD during the period July 1, 2021 to December 31, 2021.

The Company incurred a total cost of $26,081 and $145,733 during the three and six months ended December 31, 2021, respectively (three and six months ended December 31, 2020: $nil), towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

NOTE 8. INVESTMENT IN AFFILIATE

On May 29, 2020, LSBD, issued 14,000,000 common shares of BiosensX (North America) Inc. to the Company at par value of $0.001 per share. This transaction provided the Company with a 50% interest in BiosensX (North America) Inc., the holder of the technology license for the North America region.

The investment in BiosensX (North America) Inc. is accounted for by use of the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures.

At the date of this transaction, LSBD was the parent of both the Company and BiosensX (North America) Inc., the transfer of BiosensX shares to the Company was deemed to be a common control transaction. As a result of the share transfer, the Company has significant influence over BiosensX (North America) Inc. but, in accordance with ASC 810, Consolidation, LSBD is deemed to have control over BiosensX (North America) Inc. due to its direct ownership of 50% in BiosensX (North America) Inc. and indirect ownership of 50% in BiosensX (North America) Inc. through GBS Inc.

As of December 31, 2021, LSBD holds 18.5% of common Stock of GBS Inc. and therefore still has control over BiosensX (North America) Inc.

The following table summarizes the amount recorded in the unaudited condensed consolidated financial statements:

	December 31, 2021	June 30, 2021
Investment value	$—	$135,692
Loss from the affiliate	—	(135,692)
Carrying amount	$—	$—

NOTE 9. COMMITMENTS AND CONTINGENCIES

On January 21, 2021, the Company entered into a sponsored research agreement with Johns Hopkins Bloomberg School of Public Health to accelerate the development of next-generation saliva-based diagnostic tests. The Company is collaborating with the Bloomberg School of Public Health to optimize the collection of saliva and monitoring of diverse biomarkers across a number of modalities including clinical chemistry and infectious diseases. Johns Hopkins intend to utilize biosensor products to conduct in-field epidemiological studies. The Company agreed to pay Johns Hopkins a total amount of $423,589 as a part of this sponsored research agreement of which $119,072 remains payable as of December 31, 2021.

During February 2021 the Company signed a deed of confirmation and variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor and the SARS-CoV-2 Antibody Biosensor. The Company agreed to pay the University of Newcastle $2,054,880 of which $841,913 remains payable as of December 31, 2021.

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

NOTE 10. INCOME TAX

The Company shall file its income tax returns with the Internal Revenue Service and Australian Taxation Office. The Company has operating losses carried forward of $29,929,253 which are derived from its operations in Australia and the US and are available to reduce future taxable income. Such loss carry forwards may be carried forward indefinitely, subject to compliance with tests of continuity and additional rules.

The net operating loss carried forward gives rise to a deferred tax asset of approximately $6,456,938. However, the Company has determined that a valuation allowance of $6,456,938 against such deferred tax asset is necessary, as it cannot be determined that the carry forwards will be utilized.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net loss attributable to GBS Inc.	$(3,459,998)	$(1,983,964)	$(4,892,650)	$(3,056,474)
Basic and diluted net loss per share attributed to common shareholders	$(0.23)	$(0.23)	$(0.34)	$(0.35)
Weighted-average number of shares outstanding	14,882,522	8,622,724	14,444,324	8,626,362

The following outstanding warrants and preferred shares were excluded from the computation of diluted net loss  per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Warrants - Series A	1,401,377	1,459,997	1,401,377	1,459,997
Warrants - Series B	59,782	1,461,177	59,782	1,461,177
Warrants issued to underwriters	63,529	63,529	63,529	63,529
Pre IPO warrants	2,736,675	2,736,675	2,736,675	2,736,675
Warrants to LSBD	3,000,000	3,000,000	3,000,000	3,000,000
Preferred stock - Series B	-	3,000,000	-	3,000,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2021 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2021 included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K.

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

We are 18.5% (as of December 31, 2021) owned by LSBD, an Australian company that owns the worldwide intellectual property rights to the biosensor platform acquired from University of Newcastle, Australia. LSBD has licensed to us that technology to introduce and launch the platform in the APAC Region, the world license for the SARS-CoV-2 Antibody Sensor, and furthermore we own 50% of BiosensX (North America) Inc which has the North American license to the biosensor platform. We were incorporated under the laws of Delaware on December 5, 2016. Our headquarter is in New York.

Our initial priority is to develop & launch two urgently needed non-invasive real time diagnostic tests:

a.	the Saliva Glucose Biosensor, and

b.	the SARS-CoV-2 Antibody Biosensor

Saliva Glucose Test

The Saliva Glucose Biosensor (“SGB”), together with the software app that interfaces the SGB with the Company’s Digital Information System (“SGT”), the SGT aims to provide a non-invasive and pain free way to make it easier for people to manage diabetes.

●	Managing Diabetes

Our innovative technology aims to free people living with diabetes from having to use painful and invasive blood monitoring devices to manage their condition, giving them a better quality of life.

●	Printable

The SGB is being developed as a small, printable organic strip designed to put the power of accurate, timely diagnosis in the hands of patients and their primary health practitioners. SGB is manufactured using modified reel-to-reel printing technology which allows mass volume printing at a low cost.

●	Clinical Development Plan

	●	In December, GBS announced that its licensor, Life Science Biosensor Diagnostics (LSBD), has filed an application with the U.S. Food and Drug Administration (FDA) for Breakthrough Device Designation. Based on feedback from the FDA to LSBD further data generation would be advisable in order to advance this submission. The team is working towards this goal.

	●	The team has submitted the correlation clinical trial protocol for IRB approval to the Mills-Peninsula Medical Center (MPMC) in California ( which will be responsible for executing this initial clinical trial enrolling 40 subjects.) The objectives will be:

○	Explore the relationship between salivary glucose and plasma glucose as well as the time course between the two testing modalities using Glucose Tolerance Testing in 40 subjects

○	Generation of time course date from these studies to determine salivary glucose characteristics

It is anticipated that the first stage of this Clinical Plan to be completed by July 2022

●	Key Development and Manufacturing Advancements

	●	Sourcing for required equipment has commenced. This sourcing has the dual purpose of immediately utilizing the equipment in the interests of efficiency to progress development of the biosensor and at the same time commission this equipment in preparation for the facility. The initial batch of the equipment is expected to be ordered in April and finalized in June 2022.
	●	Discussions are underway between the University of Newcastle and GBS Inc for the location, buildout, and commissioning of the new high-tech manufacturing facility.
	●	In response to the Australian government’s announcement of the Medical Research Commercialization Initiative, GBS is in the process of evaluating and preparing expressions of interests towards further Australian Government funding, as we believe that GBS firmly fits into the objectives of this initiative. The initiative will focus on Early-Stage Translation and Commercialization Support, which funds support for early stage medical research and medical innovation projects with commercial potential. The Medical Research Future Fund will have available in total approximately $225 million (USD) of project funding over the next 10 years for companies that meets the criteria.

●	Quality Assurance and Regulatory Affairs

	●	Strategic regulatory affairs plan is underway to address the Asian Pacific (APAC) region requirements
	●	GBS team is working closely with LSBD on its FDA submissions and the clinical development plan
	●	Implementation of new Quality Assurance (QA) system underway
	●	Audit of key suppliers in progress

COVID Test

A clinical validation study was conducted at the Wyss Institute for Biologically Inspired Engineering at Harvard University. The objective of this study was to develop an electrochemical assay to detect SARS-CoV-2 IgG in human plasma. The statistical design of the study was powered in accordance with this study objective. Preliminary findings were:

○	The SARS-CoV-2 Antibody biosensor assay was 100% sensitive and 100% specific using positive and negative SARS-CoV-2 human plasma samples.
○	The time in obtaining results was less than 10 minutes.

The study is a key milestone towards validating a rapid point-of-care diagnostic test intended to quantify the measurement of antibodies against SARS-CoV-2 in saliva and will assist in the preparation for clinical trials.

●	Potential Applications

We anticipate there to be 3 different applications for the foreseeable future: Population Screening SARS-CoV-2 antibody testing is urgently needed to estimate the incidence and prevalence of SARS-CoV-2 infection at the general population level.

i.	Post vaccination screening - To assess the degree of the elicited potent antigen-specific antibody responses, to SARS-CoV-2 vaccines and determine when booster vaccine shots are needed.

ii.	Diagnosis – The SARS-CoV-2 test can be used as a complement to the (RNA) virus detection tests for patients presenting late after symptoms onset to healthcare facilities.

iii.	In addition, they can potentially be used for informing the decision on discharge of patients who recovered from SARS-CoV-2 infection but remain RNA-positive by RT-PCR for a long time after symptoms have subsided. The degree of protective immunity conferred by or correlated with the antibodies detected in subjects with past SARS-CoV-2 infection is still under investigation. Once this is clarified, the SARS-CoV-2 antibody tests could be, together with the (RNA) direct virus detection, an essential tool in de-escalation strategies. Currently antibody tests are used for sero-epidemiological surveys and studies.

●	Competitive Advantages

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

A saliva antibody test can greatly increase the scale of testing—particularly among susceptible populations—compared to blood and could clarify population immunity and susceptibility to SARS-CoV-2. The team at John Hopkins further demonstrated in the laboratory that when saliva was collected ≥10 days post symptom onset, the anti-SARS-CoV-2 IgG assay detects SARS-CoV-2 infection with 100% sensitivity and 99% specificity. In addition, the team demonstrated that the temporal kinetics of SARS-CoV-2-specific IgG responses in saliva are consistent with those observed in serum and indicate that most individuals seroconvert approximately 10 days after COVID-19 symptom onset or approximately two weeks post-presumed infection.

By utilizing the Saliva Glucose Test for detecting SARS-CoV-2 we expect to have lower detection limits, improve on sensitivity and specificity characteristics of current diagnostic methods, be able to provide real time results at the point of care and provide quantitative results correlated to the WHO standards as opposed to negative or positive which is how other POCT report the results.

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

Results of Operations:

Comparison of the Three and Six Months Ended December 31, 2021 and 2020

Revenue

Government support income

Government support income decreased by $105,246 to $177,791 from $283,037 for the quarter ended December 31, 2021 compared to same period in 2020. This decrease was primarily attributable to GBS Inc.’s subsidiary companies receiving COVID-19 related government support in the previous financial year which was discontinued in April 2021.

Government support income decreased by $160,673 to $177,791 from $338,464 for the six months ended December 31, 2021 compared to same period in 2020. This decrease was primarily attributable to GBS Inc.’s subsidiary companies receiving COVID-19 related government support in the previous financial year which was discontinued in April 2021.

Operating expenses

General and administrative expenses

General and administrative expenses increased by $331,794 to $1,003,244 from $671,450 for the quarter ended December 31, 2021 compared to the same period in 2020. This increase was primarily driven by an increase in operational activities following completion of the IPO in December 2020.

General and administrative expenses increased by $1,143,311 to $2,335,764 from $1,192,453 for the six months ended December 31, 2021 compared to the same period in 2020. This increase was primarily driven by an increase in operational activities following completion of the IPO in December 2020.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses increased by $2,299,362 to $2,641,182 from $341,820 for the quarter ended December 31, 2021 compared to the same period in 2020. This increase is primarily driven by funding availability since completion of the IPO in December 2020 that has allowed the Company to progress on its milestones as well as expensing of the prepaid R&D contribution of $ 2,600,000.

Development and regulatory expenses increased by $2,375,223 to $2,747,981 from $372,758 for the six months ended December 31, 2021 compared to the same period in 2020. This increase is primarily driven by funding availability since completion of the IPO in December 2020 that has allowed the Company to progress on its milestones as well as expensing of the prepaid R&D contribution of $ $2,600,000.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Prospectus and capital raising expenses

Prospectus and capital raising expenses decreased by $187,093 to zero from $187,093 for the quarter ended December 31, 2021 compared to the same period in 2020. This decrease was attributable to final expenditures required by us in the first half of the last financial year to successfully complete our IPO in December 2020.

Prospectus and capital raising expenses decreased by $353,574 to zero from $353,574 for the six months ended December 31, 2021 compared to the same period in 2020. This decrease was attributable to final expenditures required by us in the first half of the last financial year to successfully complete our IPO in December 2020.

Other income and expenses

Interest expense

Interest expense decreased by $986,185 to $675 from $986,860 for the quarter ended December 31, 2021 as compared to the same period in 2020. This decrease was attributable to the conversion of convertible notes into common shares after the completion of the IPO in December 2020.

Interest expense decreased by $1,072,013 to $675 from $1,072,688 for the six months ended December 31, 2021 as compared to the same period in 2020. This decrease was attributable to the conversion of convertible notes into common shares after the completion of the IPO in December 2020.

Realized foreign exchange gain (loss)

Realized foreign exchange gain (loss) increased by $86,651 to a gain of $14 from a loss of $86,637 for the quarter ended December 31, 2021 compared to the same period in 2020. This increase was largely attributable to the favorable foreign exchange translations on capital raisings from AUD to USD during the same period in 2020.

Realized foreign exchange loss deceased by $276,003 to a loss of $3,104 from a loss of $279,107 for the six months ended December 31, 2021 compared to the same period in 2020. This increase was largely attributable to the unfavorable foreign exchange translations on capital raisings from AUD to USD during the same period in 2020.

Income tax (expense) benefit

There was no income tax expense for the three and six months ended December 31, 2021 and 2020, respectively, and the Company has established a full valuation allowance for all of its deferred tax assets.

Other comprehensive income

Foreign currency translation gain (loss)

Unrealized foreign currency translation gain (loss) decreased by $26,501 to a $7,355 gain from a $33,856 gain for the quarter ended December 31, 2021 as compared to the same period in 2020. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Unrealized foreign currency translation loss increased by $43,415 to a loss of $60,127 from a loss of $16,712 for the six months ended December 31, 2021 as compared to the same period in 2020. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Net loss

Net loss increased by $1,473,434 to $3,463,832 from $1,990,389 for the quarter ended December 31, 2021 compared to the same period in 2020. This increase is primarily driven by the expansion of the Company’s operational activities in order to progress on its regulatory and development milestones.

Net loss increased by $1,834,359 to $4,901,663 from $3,067,304 for the six months ended December 31, 2021 compared to the same period in 2020. This increase is primarily driven by the expansion of the Company’s operational activities in order to progress on its regulatory and development milestones.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, convertible preferred stock and the incurrence of debt. As of December 31, 2021, we had $11,190,622 in cash and cash equivalents and $10,075,538 in working capital.

According to our management’s estimates, based on our budget and proposed schedules of development, approvals and organization, we believe, although there can be no assurances, we will have sufficient capital resources to enable us to continue to implement our business plan and remain in operation for at least up to the first half of 2023. During this time, we expect to use the net proceeds available to us for the following purposes:

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our results of operations or financial condition, revenues, expenses, results of operations, liquidity, cash requirements or capital resources.

Critical Accounting Policies and Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

Our critical accounting policies are described in the 2021 Form 10-K, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q and incorporated herein by reference.

During the three and six months ended December 31, 2021, there were no material changes to our critical accounting policies from those in the 2021 Form 10-K.

Recently issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s consolidated financial statements, see Note 3 to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of December 31, 2021 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our unaudited condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the interim periods presented.

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

Changes in Internal Controls over Financial Reporting

Other than in connection with the remediation plan described above, there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are not currently engaged in any material legal proceedings.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFEY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS Inc.

Date: February 10, 2022	By:	/s/ Steven Boyages
STEVEN BOYAGES
INTERIM CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: February 10, 2022	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

