Form 10-Q
period 2022-03-31
GBS Inc.
filed 2022-05-16
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of registrant’s common stock outstanding as of May 13, 2022, was 14,889,904.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GBS Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,756,089	$12,573,685
Grant receivable, current portion	1,661,573	2,098,884
Research and development tax incentive receivable	181,598	1,025,455
Other current assets	266,163	2,509,017
Total current assets	12,865,423	18,207,041
Long-term grant receivable	1,186,838	3,148,328
Capital work in progress	306,792	-
Other non-current assets	-	504,000
TOTAL ASSETS	$14,359,053	$21,859,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$884,284	$1,467,968
Related party payables	-	13,323
Current portion of deferred grant income	3,376,628	2,098,884
Current employee benefit liabilities	171,263	102,475
Total current liabilities	4,432,175	3,682,650
Employee benefit liabilities	36,549	21,770
Long-term deferred grant income	1,186,838	3,148,328
Total liabilities	5,655,562	6,852,748
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 and 1,300,000 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	-	13,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,889,904 and 13,582,122 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	148,899	135,821
Additional paid-in capital	38,440,011	38,440,089
Accumulated deficit	(29,097,699)	(22,869,803)
Accumulated other comprehensive loss	(718,594)	(661,260)
Total consolidated GBS Inc. equity	8,772,617	15,057,847
Non-controlling interest	(69,126)	(51,226)
Total shareholders’ equity	8,703,491	15,006,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,359,053	$21,859,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue:
Other income:
Government support income	$192,500	$34,290	$370,291	$372,754
Total revenue	192,500	34,290	370,291	372,754

Operating expenses:
General and administrative	1,122,004	1,013,389	3,457,768	2,205,842
Development and regulatory approval	413,325	2,156,316	3,161,306	2,529,074
Prospectus and capital raising	-	5,100	-	358,674
Total operating expenses	1,535,329	3,174,805	6,619,074	5,093,590
Loss from operations	(1,342,829)	(3,140,515)	(6,248,783)	(4,720,836)

Other income (expense):
Interest expense	(4,217)	(18,561)	(4,892)	(1,091,249)
Loss from unconsolidated equity method investment	-	-	-	(135,692)
Realized foreign exchange income (loss)	10	8,774	(3,094)	(270,333)
Interest income	2,903	7,635	10,973	8,139
Total other income (expense)	(1,304)	(2,152)	2,987	(1,489,135)
Net loss	(1,344,133)	(3,142,667)	(6,245,796)	(6,209,971)
Net loss attributable to non-controlling interest	(8,887)	(14,854)	(17,900)	(25,684)
Net loss attributable to GBS Inc.	$(1,335,246)	$(3,127,813)	$(6,227,896)	$(6,184,287)

Other comprehensive loss, net of tax:
Foreign currency translation loss	$2,793	$(262,032)	$(57,334)	$(278,744)
Total other comprehensive loss	2,793	(262,032)	(57,334)	(278,744)
Comprehensive loss	(1,341,340)	(3,404,699)	(6,303,130)	(6,488,715)
Comprehensive loss attributable to non-controlling interest	(8,887)	(14,854)	(17,900)	(25,684)
Comprehensive loss attributable to GBS Inc	$(1,332,453)	$(3,389,845)	$(6,285,230)	$(6,463,031)

Net loss per share, basic and diluted	$(0.09)	$(0.27)	$(0.43)	$(0.64)
Weighted average shares outstanding, basic and diluted	14,889,904	11,795,741	14,590,656	9,667,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, June 30, 2021	1,300,000	$13,000	13,582,122	$135,821	$38,440,089	$(22,869,803)	$(661,260)	$(51,226)	$15,006,621
Series B warrants exercised to purchase common shares	-	-	400	4	(4)	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	1,300,000	13,000	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(67,482)	-	(67,482)
Net loss	-	-	-	-	-	(1,432,652)	-	(5,188)	(1,437,840)
Balance, September 30, 2021	-	-	14,882,522	148,825	38,440,085	(24,302,455)	(728,742)	(56,414)	13,501,299
Foreign currency translation loss	-	-	-	-	-	-	7,355	-	7,355
Net loss	-	-	-	-	-	(3,459,998)	-	(3,825)	(3,463,823)
Balance, December 31, 2021	-	-	14,882,522	148,825	38,440,085	(27,762,453)	(721,387)	(60,239)	10,044,831
Foreign currency translation loss	-	-	-	-	-	-	2,793	-	2,793
Series B warrants exercised to purchase common shares	-	-	7,382	74	(74)	-	-	-	-
Net loss	-	-	-	-	-	(1,335,246)	-	(8,887)	(1,344,133)
Balance, March 31, 2022	-	$-	14,889,904	$148,899	$38,440,011	$(29,097,699)	$(718,594)	$(69,126)	$8,703,491

Balance, June 30, 2020	2,370,891	$23,709	8,630,000	$86,300	$10,899,942	$(15,832,517)	$(363,951)	$(28,311)	$(5,214,828)
Issuance of convertible preferred shares	439,299	4,393	-	-	3,290,352	-	-	-	3,294,745
Foreign currency translation loss	-	-	-	-	-	-	(50,568)	-	(50,568)
Net loss	-	-	-	-	-	(1,072,510)	-	(4,405)	(1,076,915)
Balance, September 30, 2020	2,810,190	28,102	8,630,000	86,300	14,190,294	(16,905,027)	(414,519)	(32,716)	(3,047,566)
Issuance of common stock at initial public offering	-	-	1,270,589	12,706	21,587,307	-	-	-	21,600,013
Issuance cost of common stock at initial public offering	-	-	-	-	(3,867,565)	-	-	-	(3,867,565)
Cancellation of common stock in exchange for preferred shares	3,000,000	30,000	(3,000,000)	(30,000)	-	-	-	-	-
Conversion of convertible notes into common stock at initial public offering	-	-	710,548	7,105	5,126,601	-	-	-	5,133,706
Conversion of convertible preferred shares into common stock at initial public offering	(2,810,190)	(28,102)	2,810,190	28,102	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	905,948	-	-	-	905,948
Series A warrants exercised to purchase common shares	-	-	1,200	12	10,188	-	-	-	10,200
Series A and B warrants acquired	-	-	-	-	3,812	-	-	-	3,812
Foreign currency translation loss	-	-	-	-	-	-	33,856	-	33,856
Net loss	-	-	-	-	-	(1,983,964)	-	(6,425)	(1,990,389)
Balance, December 31, 2020	3,000,000	30,000	10,422,527	104,225	37,956,585	(18,888,991)	(380,663)	(39,141)	18,782,015
Series A warrants exercised to purchase common shares	-	-	58,600	586	497,514	-	-	-	498,100
Series B warrants exercised to purchase common shares	-	-	1,400,195	14,002	(14,002)	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(262,032)	-	(262,032)
Net loss	-	-	-	-	-	(3,127,813)	-	(14,854)	(3,142,667)
Balance, March 31, 2021	3,000,000	$30,000	11,881,322	$118,813	$38,440,097	$(22,016,804)	$(642,695)	$(53,995)	$15,875,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GBS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,245,796)	$(6,209,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss on foreign currency translation, net	3,094	(270,333)
Loss on investment in affiliate	-	135,692
Contingent beneficial conversion feature on convertible notes	-	905,948
Non-cash research and development charge	2,600,000	-
Non cash refund of R&D expenditure claims	(177,035)	-
Non-cash other operating activities	(121,254)	-
Changes in operating assets and liabilities:
Grant receivable	1,828,891	-
Research and development tax incentive receivable	843,857	-
Other current assets	146,854	(2,275,327)
Other non-current assets	-	(866,667)
Accounts and other payables	(514,896)	680,922
Accounts payable - related party	(13,323)	(1,732,058)
Other long-term liabilities	14,779	18,128
Net cash used in operating activities	(1,634,829)	(9,613,666)
Cash flows from investing activities:
Amount invested on capital work in progress	(177,208)	-
Net cash used in investing activities	(177,208)	-
Cash flows from financing activities:
Proceeds from issuance of warrants	-	3,812
Proceeds from warrant holders for common shares	-	508,300
Proceeds from issuance of preferred stock	-	3,294,745
Proceeds from initial public offering	-	21,600,013
Payment of equity issuance costs	-	(2,003,952)
Net cash provided by financing activities	-	23,402,918

Effect of foreign exchange rates on cash and cash equivalents	(5,559)	45,097

(Decrease) increase in cash and cash equivalents	(1,817,596)	13,834,349
Cash and cash equivalents, beginning of period	12,573,685	427,273
Cash and cash equivalents, end of period	$10,756,089	$14,261,622

Non-cash investing and financing activities
Reclassification of deferred charges to additional paid in capital upon completion of initial public offering	$-	$1,863,613
Conversion of notes to common shares at initial public offering	-	5,133,706
Conversion of preferred shares into common shares	13,000	28,102

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$185,301

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

The Company incurred a net loss of $1,344,133 and $6,245,796 for the three and nine months ended March 31, 2022, respectively (net loss of $3,142,667 and $6,209,971 for the three and nine months ended March 31, 2021, respectively). As of March 31, 2022, the Company has shareholders’ equity of $8,703,491, working capital of $8,443,248, and an accumulated deficit of $29,097,699.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and nine months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2021, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 16, 2021 and amended on Form 10-K/A filed with the SEC on September 30, 2021 (as amended, the “2021 Form 10-K”).

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

R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized as an income as the Company believes that it probable that the amount will be recovered in full through a future claim. A total of $181,598 R&D tax refund income is recognized within other income during the current period.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of GBS Inc. is the United States dollar. Foreign currency movements resulted in a gain of $2,793 and a loss of $57,334 for the three and nine months ended March 31, 2022, respectively (a loss of $262,032 and a loss of $278,744 for the three and nine months ended March 31, 2021, respectively).

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

As of March 31, 2022, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

In relation to these licenses, there is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to March 31, 2022 (March 31, 2021: $nil).

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

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. We have elected to record the grants received as deferred income using the first method.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The grant receivable was reduced by $1.9 million for payments received during the nine months ended March 31, 2022 (no payments were received during the three months ended March 31, 2022) and $2.8 million remains in grant receivable on the Condensed Consolidated Balance Sheets.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income. Accordingly, the deferred income related to the construction of the manufacturing facility will be amortized over the period of depreciation for the related factory as other income. A total of $179,264 deferred grant income was recognized within other income during the current period.

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

NOTE 4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2022	June 30, 2021
Goods and services tax receivable	$—	$83,278
Prepayments	147,378	2,424,143
Other receivables	118,785	1,596
Total	$266,163	$2,509,017

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

During the nine months ended March 31, 2022, the Company assessed the current status of the R&D activities and determined that the most likely outcome of the prepaid R&D contribution would be to be application against the exercise price in the Option Agreement and/or future royalty payments due for the Glucose Biosensor intellectual property. As this payment for the license of the Glucose Biosensor intellectual property occurred prior to regulatory approval and there is no alternative future use, the prepayment of $2,600,000 has been expensed as development and regulatory approval costs in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss during the nine months period ended March 31, 2022.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2022	June 30, 2021
Accounts payable and other payables	$811,391	$1,355,894
Accruals	72,893	112,074
Total	$884,284	$1,467,968

NOTE 6. SHAREHOLDERS’ EQUITY

As of March 31, 2022, 1,401,377 and 52,400 Series A and Series B warrants were held by certain shareholders, respectively. Each warrant is convertible into 1 share of the Company’s common stock.

On January 1, 2022 and September 9, 2021, the Company issued 7,382 & 400 shares respectively of common stock as a result of Series B warrants that were exercised in cashless exercise provision offered during the Dec 2020 IPO and converted into common stock.

On August 31, 2021, all 1,300,000 Series B Convertible Preferred Stock was converted into common stock. Each share of Series B Convertible Preferred Stock was converted into 1 share of the Company’s common stock.

NOTE 7. RELATED-PARTY TRANSACTIONS

Sales to and purchases from related parties are made at normal market prices and on normal commercial terms. The following transactions occurred with LSBD during the period July 1, 2021 to March 31, 2022.

The Company incurred a total cost of $nil and $145,733 during the three and nine months ended March 31, 2022, respectively (three and nine months ended March 31, 2021: $nil), towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

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

During the quarter, LSBD sold all its shares in GBS Inc., as a result of this as of March 31, 2022, both LSBD and GBS Inc. held 50% ownership in BiosensX (North America) Inc. GBS Inc. determined whether it has a controlling financial interest in Biosensx (North America) Inc. by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities (VIEs) in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The management concluded that GBS Inc. does not have a controlling financial interest in BiosensX (North America) Inc., hence it continues to recognize its investments in BiosensX (North America) Inc. using the equity method.

The following table summarizes the amount recorded in the unaudited condensed consolidated financial statements:

	March 31, 2022	June 30, 2021
Investment value	$—	$135,692
Loss from the affiliate	—	(135,692)
Carrying amount	$—	$—

NOTE 9. COMMITMENTS AND CONTINGENCIES

On January 21, 2021, the Company entered into a sponsored research agreement with Johns Hopkins Bloomberg School of Public Health to accelerate the development of next-generation saliva-based diagnostic tests. The Company is collaborating with the Bloomberg School of Public Health to optimize the collection of saliva and monitoring of diverse biomarkers across a number of modalities including clinical chemistry and infectious diseases. Johns Hopkins intend to utilize biosensor products to conduct in-field epidemiological studies. The Company agreed to pay Johns Hopkins a total amount of $423,589 as a part of this sponsored research agreement of which $ 13,175 remains payable as of March 31, 2022.

During February 2021 the Company signed a deed of confirmation and variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor and the SARS-CoV-2 Antibody Biosensor. The Company agreed to pay the University of Newcastle $2,054,880 of which $499,560 remains payable as of March 31, 2022.

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

NOTE 10. INCOME TAX

The Company shall file its income tax returns with the Internal Revenue Service and Australian Taxation Office. The Company has operating losses carried forward of $29,097,699 which are derived from its operations in Australia and the US and are available to reduce future taxable income. Such loss carry forwards may be carried forward indefinitely, subject to compliance with tests of continuity and additional rules.

The net operating loss carried forward gives rise to a deferred tax asset of approximately $7,507,983. However, the Company has determined that a valuation allowance of $7,507,983 against such deferred tax asset is necessary, as it cannot be determined that the carry forwards will be utilized.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net loss attributable to GBS Inc.	$(1,335,246)	$(3,127,813)	$(6,227,896)	$(6,184,287)
Basic and diluted net loss per share attributed to common shareholders	$(0.09)	$(0.27)	$(0.43)	$(0.64)
Weighted-average number of shares outstanding	14,889,904	11,795,741	14,590,656	9,667,399

The following outstanding warrants and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Warrants - Series A	1,401,377	1,401,377	1,401,377	1,401,377
Warrants - Series B	52,400	60,982	52,400	60,982
Warrants issued to underwriters	63,529	63,529	63,529	63,529
Pre IPO warrants	2,736,675	2,736,675	2,736,675	2,736,675
Warrants issued to LSBD	3,000,000	3,000,000	3,000,000	3,000,000
Preferred stock - Series B	-	3,000,000	-	3,000,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2021 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K.

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

LSBD, an Australian company that owns the worldwide intellectual property rights to the biosensor platform acquired from University of Newcastle, Australia has licensed to us that technology to introduce and launch the platform in the APAC Region, the world license for the SARS-CoV-2 Antibody Sensor, and furthermore we own 50% of BiosensX (North America) Inc which has the North American license to the biosensor platform. We were incorporated under the laws of Delaware on December 5, 2016. Our headquarter is in New York.

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

Our innovative technology will aim to free people living with diabetes from having to use painful and invasive blook monitoring devices to manage their condition, giving them a better quality of life.

●	Printable

The SGB is being developed as a small, printable organic strip designed to put the power of accurate, timely diagnosis in the hands of patients and their primary health practitioners. SGB is manufactured using modified reel-to-reel printing technology which allows mass volume printing at a low cost.

●	Clinical Development Plan

○	In December, GBS announced that its licensor, Life Science Biosensor Diagnostics (LSBD), has filed an application with the U.S. Food and Drug Administration (FDA) for Breakthrough Device Designation. Based on feedback from the FDA to LSBD further data generation would be advisable in order to advance this submission. The team is working towards this goal.
○	The team has submitted the correlation clinical trial protocol for IRB approval to the Mills-Peninsula Medical Center (MPMC) in California (which will be responsible for executing this initial clinical trial enrolling 40 subjects). The objectives will be:

○	Explore the relationship between salivary glucose and plasma glucose as well as the time course between the two testing modalities using Glucose Tolerance Testing in 40 subjects.
○	Generation of time course date from these studies to determine salivary glucose characteristics.

It is anticipated that the first stage of this Clinical Plan to be completed by July 2022.

●	Key Development and Manufacturing Advancements

○	Sourcing for required equipment has commenced. This sourcing has the dual purpose of immediately utilizing the equipment in the interests of efficiency to progress development of the biosensor and at the same time commission this equipment in preparation for the facility. The initial batch of the equipment has been ordered and is expected to be finalized in June 2022.
○	Discussions are underway between the University of Newcastle and GBS Inc for the location, buildout, and commissioning of the new high-tech manufacturing facility.
○	In response to the Australian’s government’s announcement of the Medical Research Commercialization Initiative, GBS is in the process of evaluating and preparing expressions of interests towards further Australian Government funding, as we believe that GBS firmly fits into the objectives of this initiative. The initiative will focus on Early-Stage Translation and Commercialization Support, which funds support for early stage medical research and medical innovation projects with commercial potential. The Medical Research Future Fund will have available in total approximately $225 million (USD) of project funding over the next 10 years for companies that meets the criteria.

●	Quality Assurance and Regulatory Affairs

○	Strategic regulatory affairs plan is underway to address the Asian Pacific (APAC) region requirements.

○	Implementation of new Quality Assurance (QA) system underway.
○	Audit of key suppliers in progress.

COVID Test

In relation to the potential application of the biosensor towards validating a rapid point-of-care diagnostic test intended to qualify the measurement of antibodies against SARS-CoV-2, we anticipate there to be 3 potential applications for the foreseeable future of population Screening SARS-CoV-2 antibody testing needed to estimate the incidence and prevalence of SARS-CoV-2 infection at the general population level.

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

Results of Operations:

Comparison of the Three and Nine Months Ended March 31, 2022 and 2021

Revenue

Government support income

Government support income increased by $158,210 to $192,500 from $34,290 for the quarter ended March 31, 2022 compared to same period in 2021. This increase was primarily attributable to GBS Inc.’s subsidiary companies recognizing R&D tax refund as the company believes that it is probable that the certain amount will be recovered in full through a future claim (see note 3 on R&D tax refund).

Government support income decreased by $2,463 to $370,291 from $372,754 for the nine months ended March 31, 2022 compared to same period in 2021. This decrease was primarily attributable to GBS Inc.’s subsidiary companies receiving COVID-19 related government support in the previous financial year which was discontinued in April 2021 offset by the unwinding of deferred income as government support income during the nine months ended March 21, 2022

Operating expenses

General and administrative expenses

General and administrative expenses increased by $108,615 to $1,122,004 from $1,013,389 for the quarter ended March 31, 2022 compared to the same period in 2021. This increase was primarily driven by an increase in operational activities following completion of the IPO in December 2020.

General and administrative expenses increased by $1,251,926 to $3,457,768 from $2,205,842 for the nine months ended March 31, 2022 compared to the same period in 2021. This increase was primarily driven by an increase in operational activities following completion of the IPO in December 2020.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Development and regulatory approval expenses

Development and regulatory approval expenses decreased by $1,742,991 to $413,325 from $2,156,316 for the quarter ended March 31, 2022 compared to the same period in 2021. This decrease is primarily driven by delay in the timing of receipt of invoices from University of Newcastle.

Development and regulatory approval expenses increased by $632,232 to $3,161,306 from $2,529,074 for the nine months ended March 31, 2022 compared to the same period in 2021. This increase is primarily driven by funding availability since completion of the IPO in December 2020 that has allowed the Company to progress on its milestones as well as expensing of the prepaid R&D contribution of $2,600,000.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Prospectus and capital raising expenses

Prospectus and capital raising expenses decreased by $5,100 to zero from $5,100 for the quarter ended March 31, 2022 compared to the same period in 2021. This decrease was attributable to final expenditures required by us in the first half of the last financial year to successfully complete our IPO in December 2020.

Prospectus and capital raising expenses decreased by $358,674 to zero from $358,674 for the nine months ended March 31, 2022 compared to the same period in 2021. This decrease was attributable to final expenditures required by us in the first half of the last financial year to successfully complete our IPO in December 2020.

Other income and expenses

Interest expense

Interest expense decreased by $14,344 to $4,217 from $18,561 for the quarter ended March 31, 2022 as compared to the same period in 2021. This decrease was attributable to the conversion of convertible notes into common shares after the completion of the IPO in December 2020.

Interest expense decreased by $1,086,357 to $4,892 from $1,091,249 for the nine months ended March 31, 2022 as compared to the same period in 2021. This decrease was attributable to the conversion of convertible notes into common shares after the completion of the IPO in December 2020.

Realized foreign exchange gain (loss)

Realized foreign exchange gain decreased by $8,764 to a gain of $10 from a gain of $8,774 for the quarter ended March 31, 2022 compared to the same period in 2021. This decrease was largely attributable to the favorable foreign exchange translations on capital raisings from AUD to USD during the same period in 2021.

Realized foreign exchange loss decreased by $267,239 to a loss of $3,094 from a loss of $270,333 for the nine months ended March 31, 2022 compared to the same period in 2021. This decrease was largely attributable to the unfavorable foreign exchange translations on capital raisings from AUD to USD during the same period in 2021.

Income tax (expense) benefit

There was no income tax expense for the three and nine months ended March 31, 2022 and 2021, respectively, and the Company has established a full valuation allowance for all of its deferred tax assets.

Other comprehensive loss

Foreign currency translation loss

Unrealized foreign currency translation loss decreased by $264,825 to a $2,793 gain from a $262,032 loss for the quarter ended March 31, 2022 as compared to the same period in 2021. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Unrealized foreign currency translation loss decreased by $221,410 to a loss of $57,334 from a loss of $278,744 for the nine months ended March 31, 2022 as compared to the same period in 2021. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Net loss

Net loss decreased by $1,792,567 to $1,335,246 from $3,127,813 for the quarter ended March 31, 2022 compared to the same period in 2021. This decrease is primarily driven by higher expenditure incurred on research and development activities in the same period in 2021.

Net loss increased by $43,609 to $6,227,896 from $6,184,287 for the nine months ended March 31, 2022 compared to the same period in 2021. This increase is primarily driven by the expansion of the Company’s operational activities in order to progress on its regulatory and development milestones.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, convertible preferred stock and the incurrence of debt. As of March 31, 2022, we had $10,756,089 in cash and cash equivalents and $8,433,248 in working capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our results of operations or financial condition, revenues, expenses, results of operations, liquidity, cash requirements or capital resources.

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

During the three and nine months ended March 31, 2022, there were no material changes to our critical accounting policies from those in the 2021 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of March 31, 2022 as described below.

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

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on September 16, 2021, except for those included below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We could be party to litigation or other legal proceedings that could adversely affect our business, results of operations and reputation.

We may be subject to litigation and other legal proceedings that may adversely affect our business. These legal proceedings may involve claims brought by employees, government agencies, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. These legal proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour, employment of minors, discrimination, harassment, wrongful termination, and vacation and family leave laws; data security or privacy breaches; violation of the federal securities laws or other concerns.

We could be involved in litigation and legal proceedings in the future. Even if the allegations against us in future legal matters are unfounded or we ultimately are not held liable, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties or judgments against us and may consume management’s bandwidth and attention, some or all of which may negatively impact our financial condition and results of operations. Litigation also may generate negative publicity, regardless of whether the allegations are valid, or we ultimately are liable, which could damage our reputation, and adversely impact our sales and our relationship with our employees, clients, and guests.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On March 17, 2022, GBS Inc. (the “Company”) received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum closing bid price per share for its common stock was below $1.00 for 30 consecutive business days preceding the date of the Notice, and that the Company did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1).

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until September 13, 2022 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance by September 13, 2022, the Company may be eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company will be required to submit, no later than the expiration date, a transfer application and applicable fees, and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, Nasdaq will make a determination of whether it believes the Company will be able to cure the deficiency. If Nasdaq concludes that the Company will not be able to cure the deficiency, or if the Company determine not to submit a transfer application or make the required representation, Nasdaq will provide notice that the Company’s securities will be subject to delisting. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the expiration of the second compliance period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

GBS Inc.

Date: May 16, 2022	By:	/s/ Steven Boyages
STEVEN BOYAGES
INTERIM CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

