Form 10-K
period 2022-06-30
GBS Inc.
filed 2022-09-22
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

GBS Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WeWork c/o GBS Inc., 142 West, 57th Street, 11th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GBS	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☒

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

The aggregate market value of the Common Stock (based on the closing price of these shares on the Nasdaq Capital Market) on June 30, 2022, the last business day of the registrant’s most recently completed fiscal year, held by nonaffiliates, was $9,857,116.

As of September 22, 2022, there were 14,889,904 of the registrant’s Common Stock issued and outstanding.

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

ITEM 1. BUSINESS.

Overview

GBS Inc. and its wholly owned subsidiary, GBS Operations Inc. were each formed on December 5, 2016 under the laws of the state of Delaware. Glucose Biosensor Systems (Greater China) Pty Ltd (“GBSPL”) was formed on August 4, 2016 under the laws of New South Wales, Australia and was renamed to GBS (APAC) Pty Ltd on October 14, 2020. Glucose Biosensor Systems (Japan) Pty Ltd and Glucose Biosensor Systems (APAC) Pty Ltd were formed under the laws of New South Wales, Australia on February 22, 2017 and February 23, 2017 respectively. These companies (collectively, “we,” “us,” “our,” or the “Company,”) were formed to provide a non-invasive, pain free innovation to make it easier for people to manage diabetes using the Company’s Saliva Glucose Biosensor (“SGB” and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”). Our headquarters are in New York, New York.

We are a biosensor diagnostic technology company operating across the Asia-Pacific region (the “APAC Region”) and an interest in the North America region with the biosensor platform comprising of biochemistry, immunology, tumor markers, hormones, and nucleic acid diagnostic modalities, and worldwide with our SARS-CoV-2 test.

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

Highlights of Achievements

Our major highlights of achievements for the fiscal year 2022:

-	The Company and University of Newcastle have identified and selected an initial site to begin construction of a pilot manufacturing facility on campus. Management along with university leadership and staff will commence the next phase of the commercial buildout that will utilize the already delivered equipment, while the architectural design phase is finalized later this year. The Company anticipates construction to commence before end of calendar year 2022.

-	On June 16, 2022, the Company executed an exclusivity agreement (the “Exclusivity Agreement”) with Intelligent Fingerprinting Limited (“IFP”), providing the Company with the exclusive right until December 31, 2022, to evaluate and negotiate a transaction to acquire IFP or its assets (or a similar transaction). In consideration for this exclusivity, on June 16, 2022, the Company entered into a Bridge Facility Agreement with IFP (the “Bridge Facility Agreement”) through which the Company provided IFP with an unsecured term loan facility in the amount of $500,000 (the “Loan”), which amount is payable on the earliest of the consummation of an acquisition, 30 days following the termination of exclusivity under the exclusivity agreement, an event of default under the Bridge Facility Agreement, or December 31, 2022. The Loan contains customary representations and warranties by IFP and bears interest at two percent per annum (or four percent per annum in the event the Loan is not repaid in full when due) above the Sterling Barclays Bank Base Rate from time to time. The proposed acquisition If consummated would potentially combine Intelligent Fingerprinting’s leadership position as a revolutionary point of care fingerprint sweat-based drug screening technology with our saliva-based glucose biosensor platform and manufacturing expertise. The Company would be able to serve a wider spectrum of patients at point of care across global diagnostic markets. This proposed acquisition, if consummated, could provide the Company with a clear opportunity to build long-term shareholder value, accelerate revenue growth through an expanded portfolio of tests, and allow the Company to further solidify its leadership as a developer of rapid non-invasive diagnostic solutions. Completion of the proposed transaction contemplated by the Exclusivity Agreement is subject to the negotiation of a definitive agreement providing for the transaction and satisfaction of any conditions negotiated therein. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated, or if a transaction is consummated, as to its terms, structure, or timing.]

-	GBS has obtained and completed Institutional Review Board (IRB) approved clinical studies at the Diabetes Research Institute of Sutter Health’s Mills-Peninsula Medical Center (MPMC) in San Mateo, California. The study design was intended to support the clinical development of its next-generation Saliva Glucose Biosensor. A total of 40 adult subjects with type 2 diabetes were recruited for the study. Nearly 1,400 samples of blood and oral fluids were collected and analyzed. Analysis of the resulting data will explore the degree of agreement among glucose levels in oral fluid and blood samples. The full details of the analysis will is expected to be announced in September 2022.

-	Receiving $1,003,904 in Australian government support as a Research and Development (R&D) incentives for the development of the technology during the fiscal year 2022.

The Saliva Glucose Biosensor

The APAC Region includes over 164 million people living with diabetes, which accounts for 38% of the world’s diabetic population. Rapid urbanization, unhealthy diets and increasingly sedentary lifestyles have resulted in ever increasing rates of obesity and diabetes across the region.

Self-testing blood glucose monitors were introduced to the market in the 1970s and, since then, the method of glucose self-monitoring has not meaningfully changed. The industry remains dominated by invasive methods that ultimately use blood or interstitial fluid to measure glucose. We believe the methodology of the SGB represents a breakthrough in glucose monitoring as it represents the only non-invasive, painless, and cost-effective saliva-based method of measuring glucose levels. The biosensor technology has been developed over several decades of university-based scientific research and has been extensively referenced in scientific literature.

The SGB is an organic, thin-film transistor, which in its structure embeds the glucose oxidase enzyme (referred to as “GOX”). When the single-use SGB interacts with saliva it initiates a sequence of enzymatic and electrochemical reactions, producing an electrical signal directly correlated to the amount of glucose present in the saliva. This measurement is then converted into a real-time saliva glucose reading, through the biosensor app installed on a smart device or a dedicated reader. The reading may then be stored in a cloud-based digital information system.

The patent protected SGB is able to detect glucose in saliva at concentrations between 8 and 200 µM and exhibits linear glucose sensing characteristics at these concentrations, sensing glucose at levels 100 times lower than blood.

In our development of the SGT, we aim to go beyond the innovation of changing the sampling medium from blood to saliva, and further create value for the patient and the payers by decreasing the cost of managing diabetes, improving the outcomes of the disease and providing convenience in testing methodology. This will be achieved by directly transferring the SGB reading from the smart device or dedicated reader to a cloud-based digital information system to enable all patients the option to create their own medical records where the SGB results will be uploaded.

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

The SGB has been under continuous development for over seven years, first by the University of Newcastle, Australia, then by the Licensor and us. The SGB development program is currently at the design and manufacturing process development stage, which includes the testing needed to verify and validate the final product. This stage involves implementation of the clinical evidence module, which incorporates the commercial production of the investigative biosensor devices to commence the clinical evaluation of analytical performance of the device and generate the clinical evidence necessary to gain regulatory approval.

On May 1, 2020, the Licensor filed a submission with the FDA for the Saliva Glucose Biosensor Diagnostic Test, currently in development as a point-of-care test intended to replace blood glucose testing for diabetes management. Following the 513(g) submission to the FDA (Submitted May 1, 2020), it was determined that the Company could seek the De Novo application pathway for the Saliva Glucose Biosensor Diagnostic Test, we were appointed an expert contact person, Acting Branch Chief from the Diabetes Diagnostic Devices Branch. We have further commenced planning discussions with the FDA Office of In Vitro Diagnostics and Radiological Health and the Office of Product Evaluation and Quality pertaining to the clinical development and study plan of the Saliva Glucose Biosensor. We expect to leverage synergies from the planned approval process with the FDA within the Asia Pacific region, We will first seek regulatory approval with the Therapeutic Goods Administration (TGA) in Australia. However, we intend to apply for regulatory approval in each jurisdiction across the APAC Region.

The SGB is manufactured using modified reel-to-reel printing technology that was developed at the Australian National Fabrication Facility. This technology allows mass volume printing at a low cost. Previous research published in the journal Solar Energy Materials and Solar Cells has shown that the cost of manufacture of printed organic electronic devices (like the SGB) using mass volume printing is $7.85 per square meter, with an uncertainty of 30%. The size of the printed biosensors is approximately one square centimeter, resulting in a manufacturing cost per biosensor of approximately $0.01.

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

The SARS-CoV-2 Biosensor

The COVID-19 pandemic will not simply go away, and we believe it will remain with us for many years. Development of an improved antibody assays to detect prior infection with SARS-CoV-2 has been identified as one of the top unmet needs in the ongoing COVID-19 pandemic response. Precise knowledge of SARS-CoV-2 infection at the individual level can potentially inform clinical decision-making, whereas at the population level, precise knowledge of prior infection, immunity, and attack rates (particularly asymptomatic infection) is needed to prioritize risk management decision-making about social distancing, treatments, and vaccination (once the latter two become available). If saliva can support measurements of both the presence of SARS-CoV-2 as well as antibodies against SARS-CoV-2, this sample type could provide an important opportunity to monitor individual and population-level SARS-CoV-2 transmission, infection, and immunity dynamics over place and time.

We anticipate there to be 3 different applications for the near future:

●	Population Screening – SARS-CoV-2 antibody testing is urgently needed to estimate the incidence and prevalence of COVID-19 at the general population level. Precise knowledge of population immunity could allow government bodies to make informed decisions about how and when to relax stay-at-home directives and to reopen the economy.
●	Diagnosis – The SARS-CoV-2 Biosensor test can be used as a complement to the (RNA) virus detection tests for patients presenting late after symptoms onset to healthcare facilities and where virus detection tests are negative despite strong indications of infection. In addition, they can potentially be used for informing the decision on discharge of patients who recovered from COVID-19 but remain RNA-positive by RT-PCR for a long time after symptoms have subsided. The degree of protective immunity conferred by or correlated with the antibodies detected in subjects with past SARS-CoV-2 infection is still under investigation. Once this is clarified, the SARS-CoV-2 antibody tests could be, together with the (RNA) direct virus detection, an essential tool in de-escalation strategies. Currently antibody tests are used for sero-epidemiological surveys and studies.
●	Post vaccination screening – To assess the degree of the elicited potent antigen-specific antibody responses, to COVID-19 vaccines when developed and administered to humans.

We believe our SARS-CoV-2 test will have significant advantages and we anticipate it will be a ground-breaking development in the management of COVID-19.

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

By utilizing the biosensor platform for detecting SARS-CoV-2 we expect to have lower detection limits, improve on sensitivity and specificity characteristics of current diagnostic methods, be able to provide real time results at the point of care and provide quantitative results as opposed to negative or positive which is how other point of care testing (“POCT”) report the results.

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

Our Products

Biosensor Platform Technology

The “Biosensor Platform” on which the SGB is based is a modified Organic Thin Film Transistor (OTFT). The OTFT structure consists of a source and drain electrode, a semiconducting layer, a gate electrode, an optional separation (or dielectric) layer, all printed on a substrate material and superimposed by a polyelectrolyte membrane/enzyme layer onto which the analyte is placed. The layered biosensor architecture and fabrication allows the recognition element within the biosensor to be exchanged. The sensing principle for the SARS-CoV-2 Test is similar to the Saliva Glucose Test: an enzymatic reaction causes changes at the OTFT surface that lead to a measurable change in electrical current that is detected by the transistor. The major difference is that a binding reaction between immunoglobulin to SARS-CoV-2 in the sample amplifies the transistor signal by bringing and enzyme conjugate into close proximity with the transistor surface. The underlying layers of the OTFT remain unchanged. This significantly simplifies our development effort to make a blood- or saliva-based SARS-CoV-2 diagnostic test.

The Saliva Glucose Test (SGT)

The SGT consists of:

●	The SGB – a single use disposable saliva biosensor, and
●	Software app on a smart device or a dedicated reader that interfaces the SGB with our digital information system.

The Saliva Glucose Biosensor (SGB)

The SGB was invented at the Centre for Organic Electronics (COE) at the University of Newcastle, Australia. Patents for the SGB technology have been granted in the United States (9,766,199) and China (ZL201380022888.2). The core innovative characteristic of the SGB is the sensitivity of the glucose biosensor that enables it to detect glucose in saliva at concentrations between 8-200 µM and exhibits linear glucose sensing characteristics at these concentrations, sensing glucose at levels 100 times lower than in blood. In addition to the patent disclosures, details of the SGB design have been published in Applied Physical Letters, a peer-reviewed physics journal. The Licensor owns patents in Australia, China and the United States protecting the following technological claims of the SGB: the architecture of a biofunctional organic thin film transistor device comprising a gate electrode, a dielectric layer, a partially-organic semiconducting layer, a source electrode, a drain electrode, a substrate and an enzyme; the method for producing the organic thin film transistor device; and the method for determining the concentration of a compound in a sample by interpreting the amperometric signals generated by the device. The Chinese and the United States patent belong to the same patent family, originating from the Australian patent. As such, all of the patents relate to identical technology claims.

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

The SGB interacts with the glucose in the saliva and initiates an enzymatic reaction whereby GOX enzyme produces hydrogen peroxide from glucose, which modifies the properties of the OTFT gate material, producing an electrical signal directly correlated to the amount of glucose present in the saliva. This measurement is then converted into a real-time saliva glucose reading, through the software app installed on a smart device or a dedicated smart reader. The data may then be transferred to our digital information system coupled with an artificial intelligence system, which will provide the patient with personalized healthcare advice enabling a practical understanding of lifestyle factors that may affect their glucose levels.

High quality OTFTs have been routinely fabricated at the materials node of the Australian National Fabrication Facility. The COE has pioneered the fabrication of novel biosensors based on integrating biomolecules, such as enzymes, directly into the architecture of organic transistors, producing electronic devices with both high sensitivity and high specificity for the target analyte and in this case, glucose.

The development of an intermediate device that communicates to the smart device has been completed. The intermediate device emulates a glucometer, providing the mechanical and electrical interfaces to receive and power the SGB as well as the required circuitry for accurately reading the amperometric signals. We intend to transfer the responsibilities of the intermediate device to the SGB. A possible route to achieve this technical aim is to leverage near-field-communication, or “NFC,” tags, available off the shelf and routinely used in consumer electronics, to power the SGB and implement the communication protocol. NFC tags are compatible with flexible electronics and widely used in “internet of things” applications in view of their low cost. We believe that NFC tags suitable for integration with the SGB can be purchased for approximately $0.10 per tag, even at low volumes. The cost of electronic components is well known to significantly reduce as volume increases. Due to the large, expected volumes of the SGB, we believe it is reasonable to assume that the cost of suitable NFC tags will be viable and less than $0.04.

The use of saliva as a meaningful proxy for estimating blood glucose level has been reported in scientific literature, including articles published in independent journals such as the Journal of Obesity, the Journal of International Oral Health, the Journal of Clinical and Experimental Dentistry, the Journal of Oral Biology and Craniofacial Research, Diabetes & Metabolic Syndrome, the Journal of Biological Regulators and Homeostatic Agents and Diabetologia, among others. However, a few articles have reported finding little or no significant correlation, including articles in the Journal of Clinical and Diagnostic Research and the Journal of Oral Science. Consequently, GBS is performing clinical research to determine if saliva can be utilized as a non-invasive alternative to blood to monitor glycemic status in diabetes patients.

At this time, GBS has concluded the in-clinic portion of a clinical study to measure glucose in oral fluids and blood. The study consented 40 subjects with type 2 diabetes, and collected saliva, gingival crevicular fluid, venous blood and fingerstick capillary blood over the course of a two-hour oral glucose tolerance test. GBS is in the process of analyzing the data from this study.

History and Background of the Saliva Glucose Biosensor

The SGB leverages the decades of history of all-polymer printed OTFTs. Through the research conducted at COE, this OTFT technology has been transformed into a medical device and expected to conform to the highest medical device standards globally. The SGB is based on a modified OTFT architecture incorporating GOX as the recognition element. It has been demonstrated that the SGB exhibits linear glucose sensing at concentrations of 8-200 µM (micro molar) offering a saliva-based test for diabetes diagnosis and monitoring.

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

Other Tests Based on the Biosensor Platform

As discussed above, the architecture of the Biosensor Platform allows the recognition element of the biosensor to be exchanged. Accordingly, the GOX element used to detect glucose in the case of the SGB can be substituted for a different enzyme, or with antibodies specific to SARS-CoV-2, cancer biomarkers, immunological tests, hormones and other biomarkers. The substitute recognition element will catalyze a reaction leading to a signal that is proportional to the amount of analyte, or participate in a binding reaction of labelled antibodies that will lead to a signal proportional to the amount of analyte of interest. Given the underlying sensing mechanism is unaltered, we believe the technical risk associated with the development and manufacturing scale-up of other tests for biomarkers other than glucose is considered to be relatively low.

Performance Testing, Current State of Development and Next Steps

Preliminary Analytical Performance Testing

Regulatory Approval SARS-CoV-2 Test

For the SARS-CoV-2 Test we intend to use the section 564 of the Federal Food, Drug and Cosmetic (FD&C) Act, that there is a public health emergency that has a significant potential to affect national security or the health and security of United States citizens living abroad, and that involves a novel (new) coronavirus (nCoV) first detected in Wuhan City, Hubei Province, China in 2019 (2019-nCoV). The virus is now named severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), which causes the disease COVID-19.

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

We received approval for $4.7 million (excluding GST/VAT) Medical Products Priority Grant funding by the Australian Government in June 2021 as contributions towards the establishment of a high-tech manufacturing facility in Australia. Amounts will be paid under this grant upon GBS in achieving certain deliverables.

Inherent in the manufacturing process is a separate calibration process that is batch dependent and ensures analytical performance quality control. Further to this an authenticity validation process verifies that the biosensor is authentic or otherwise flags a device.

The Company and University of Newcastle have identified and selected an initial site to begin operations on campus. Management along with university leadership and staff will commence this next phase of the commercial buildout that will utilize the already delivered equipment, while the architectural design phase is finalized later this year and the primary manufacturing and construction begins on this second site location. The Company anticipates construction to commence before end of calendar year 2022.

Distribution

We intend, assuming the completion of development and regulatory approval, to market and distribute the SGT in the APAC Region. We propose to enter into arrangements with distributors to market and sell the SGB. We have entered into an agreement in principle with a medical affairs commercialization company to drive prelaunch activity with the scope to create awareness and build “share of voice” with local referring physicians, diabetes educators, patient associations, government organizations and general practitioners. We also recently entered into non-binding memoranda of understanding with two large distributors in China, which express our intent to enter into definitive agreements to collaborate on the manufacture, regulatory approval, and distribution and sale of, and the medical affairs, marketing, and identification of strategic opportunities for, the SGB in China. We engaged L.E.K Consulting to assist in expanding the scope of commercial partners.

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

Employees

In the past, we have utilized for our benefit certain employees of the Licensor. We have not incurred or accrued any financial or other obligations other than certain shared corporate overhead as required in connection with this utilization. We have reimbursed the Licensor for any costs the Licensor incurs on our behalf.

Recently, in anticipation of product commercialization, we have expanded our team. We currently have 12 full time employees. We also rely on the services of contractors, collaborators and consultants. We have assembled an outstanding team of 17 people, including our 12 employees, our scientific advisory board and personnel at the University of Newcastle through a collaboration with the institution, to execute on our mission to create next generation non-invasive diagnostic tools to help patients suffering with diabetes. Our employees, including our management, have extensive experience in the research, development and commercialization of life science assets and are leaders in their respective fields.

Our team, including our employees, contractors, and collaborators, comprises multiple cross-functional units, including strategy, project management, technical engineering, manufacturing and supply chain, and quality assurance, legal and compliance, regulatory affairs, clinical affairs, product management & marketing, systems engineering, human resources, IT, investor relations, and finance. We believe our team collectively possesses industry leading capabilities and positions us to build a strong life science company focused on developing next generation non-invasive diagnostic tools for the tens of millions of diabetes patients worldwide.

Access to Information

Our website is at www.gbs.inc. We make available, free of charge, on our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

.

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

●	COVID-19 has impacted our operations.

●	We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

●	We are subject to the risks associated with new businesses generally.

●	We have incurred significant losses since inception and continue to incur significant losses and may not be able to achieve revenues or profitability.

●	Given our lack of revenue and our negative cash flow, we may need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

●	The License Agreement with the Licensor, which covers the license of the core technology used in our products, contains significant risks that may threaten our viability or otherwise have a material adverse effect on us and our business, assets and its prospects.

●	Neither we nor the Licensor have yet launched the SGT and the ability to do so will depend on the acceptance of the SGT in the Global healthcare market.

●	We cannot accurately predict the volume or timing of any sales, making the timing of any associated revenues uncertain and difficult to predict.

●	If the SGT fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product candidate, and we may have insufficient resources to do so.

●	We are yet to finalize the manufacturing plan for the production of the SGT and its components on a mass market commercial scale, and may be dependent upon third-party manufacturers and suppliers, making us vulnerable to contractual relationships and market forces, supply shortages and problems and price fluctuations, which could harm our business.

●	We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the SGT in full compliance with applicable laws, our operating results and business may suffer.

●	Failure in our conventional, online and digital marketing efforts could impact our ability to generate sales.

●	The SGT may utilize a smart device platform and, in the future, other software platforms. If we are unable to achieve or maintain a good relationship with the providers of these platforms, or if a platform’s application store (such as the App Store for iOS devices or the Google Play Store for Android devices), or any other applicable platform resource were unavailable for any prolonged period of time, our business and prospects may be negatively impacted.

●	As we intend to conduct business internationally, we are susceptible to risks associated with international relationships, which could adversely impact our results of operations and financial condition

●	If third-party payors do not provide coverage and reimbursement for the use of the SGT, our business and prospects may be negatively impacted.

●	Non-United States governments often impose strict price controls, which may adversely affect our future profitability.

●	The SGT, including its software and systems, may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.

●	We will rely on the proper function, security and availability of our information technology systems and data to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.

●	Our future performance will depend on the continued engagement of key members of our management team, and the loss of one or more of the key members of our management team could have a negative impact on our business.

●	If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.

●	If we or our manufacturers fail to comply with applicable regulatory quality system regulations or any applicable equivalent regulations, our proposed operations could be interrupted, and our operating results may be negatively impacted.

●	We may be subject to healthcare fraud and abuse laws and regulations which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

●	Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the SGT. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

●	If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

●	We are party to agreements pursuant to which we may be required to make payments to certain of our affiliates, which may reduce our cash flow and profits.

●	We could be party to litigation or other legal proceedings that could adversely affect our business, results of operations and reputation.

●	The regulatory approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the product launch of the SGT or our any future product.

●	Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory approval.

●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our viability and business plan

●	We are subject to the risk of reliance on third parties to conduct our clinical evaluation work, their inability to comply with good clinical practice and relevant regulation could adversely affect the clinical development of our product candidates and harm our business.

●	We depend on intellectual property licensed from the Licensor, and any absence of legal effect of the license or dispute over the license would significantly harm our business.

●	We will depend primarily on the Licensor to file, prosecute, maintain, defend and enforce intellectual property that we license from it and that is material to our business.

●	We and the Licensor may be unable to protect or enforce the intellectual property rights licensed to us, which could impair our competitive position.

●	We and/or the Licensor may be subject to claims alleging the violation of the intellectual property rights of others, which could involve in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful

●	The Licensor has limited foreign intellectual property rights and may not be able to protect its intellectual property rights, which could not prevent third parties from practicing our inventions or from selling or importing products made using our inventions

●	We and the Licensor rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

●	We and the Licensor may be subject to claims challenging the invention of the intellectual property that we license from the Licensor.

●	We face intense competition in the self-monitoring of glucose market, particularly blood-based products, and as a result we may be unable to effectively compete in our industry.

●	If we or the Licensor fail to respond quickly to technological developments, our products may become uncompetitive and obsolete.

●	We are susceptible to economic conditions and conducting operations in the Asia Pacific region.

●	The medical device and other medical product industries in the APAC Region generally are highly regulated and such regulations are subject to change.

●	Fluctuation in the value of foreign currencies may have a material adverse effect on your investment.

●	We may be subject to tax inefficiencies and have not ascertained the impact on us of the new United States tax laws

●	Changes in the economic, political or social conditions or government policies in the APAC Region could have a material adverse effect on our business and operations.

●	We are subject to laws and regulations governing business conduct, which will require us to develop and implement costly compliance programs.

●	Our customers for the Saliva Glucose Test initially may be concentrated in China; in which case we may be susceptible to risks specifically associated with business activities in China.

●	We may not be able to satisfy the continued listing requirements of the NASDAQ Capital Market in order to maintain the listing of our common stock.

●	The market price of our common stock may be significantly volatile.

●	We are obligated to develop and maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

●	We are an emerging growth company and currently have limited accounting personnel and other supervisory resources. This can result in lack of necessary resources to adequately execute its accounting processes and address its internal controls over financial reporting requirements

●	We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating United States public companies.

●	Completion of the acquisition, the failure to complete the acquisition and delays completing the acquisition could adversely affect the market price of our common stock.

●	We will incur transaction, integration and restructuring costs in connection with the proposed acquisition.

●	Our licensor is undergoing equity recapitalization the outcome with which could materially and adversely affect our business, financial condition and operating results.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

Risks Related to Our Business

COVID-19 has impacted our operations.

Our business, including our workforce, supply chain, and research partners has been adversely affected by COVID-19. COVID-19 has caused several states and countries around the world to implement restrictions on travel, and/or quarantines in certain areas, and forced closures for certain types of public places and businesses. In addition, affected regions, including several states within the United States, have previously implemented work restrictions that limited many employees from going to work. Moreover, COVID-19 has resulted in business closures and a substantial reduction in economic activity in the United States and worldwide. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of restrictions will be imposed in the future, notwithstanding increasing vaccination, and immunity levels.

While significant uncertainty remains as to the future impact of the COVID-19 pandemic on our operations, and on the global economy, COVID-19 had a negative impact on Research and Development Activities in 2021 and 2022. While we have seen some recovery in our work force and research partners returning to work, we believe this period of reduced research and development will continue into fiscal year 2023 as many have not returned to historical operating levels, are not yet allowing visitors on site at their facilities or have not resumed previously planned studies. The extent of this impact is likely to vary from stakeholders to stakeholders depending upon how they are or have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures.

The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, these widespread outbreaks of illness could adversely affect our workforce resulting in serious health issues and absenteeism.

It is also possible that further COVID-19 outbreaks will continue to impact our workforce, research partners and our ability to conduct planned research and development programs. Governmental mandates may require forced shutdowns of our research facilities for extended or indefinite periods. Pandemic outbreaks, including the COVID-19, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. While we do not know the full extent of potential delays or impacts on the global economy, these effects could have a material adverse impact on our operations, financial position and liquidity

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and government support income. We cannot be certain that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the date of this report. Potentially changing circumstances, including those related to COVID-19, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We will need to obtain additional funds to finance our operations. Additional capital may not be available at such times or amounts as needed by us. Historically we have financed our business in part by access to the capital markets. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

We are subject to the risks associated with new businesses generally.

We were formed in December 2016 as a new business with a plan to commercialize our licensed technology. Our limited operating history may not be adequate to enable you to fully assess our ability to develop and market the SGT and other tests based on the Biosensor Platform, achieve market acceptance of the SGT and such other tests and respond to competition. Our efforts to date have related to the organization and formation of our company, strategic planning, product research and development and preparation for commencing regulatory trials. We have not yet generated revenue, and we cannot guarantee we will ever be able to generate revenues. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business focused on the development and sale of new medical devices and related software applications. As a result, we may be unable to further develop, obtain regulatory approval for, manufacture, market, sell and derive revenues from the SGT and the other products in our pipeline based on the Biosensor Platform, and our inability to do so would materially and adversely impact our viability. In addition, we still must optimize many functions necessary to operate a business, including expanding our managerial, personnel and administrative structure, continuing product research and development, and assessing and commencing our marketing activities.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies that have not yet commercialized their products or services, particularly those in the medical device and digital health fields. In particular, potential investors should consider that there is a significant risk that we will not be able to:

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

We have incurred significant losses since inception and continue to incur significant losses and may not be able to achieve significant revenues or profitability.

Since our inception, we have engaged primarily in development activities. We have financed our operations primarily through financing from private capital raising and support from our licensor, and have incurred losses since inception, including a net loss of $5,020,383 for the fiscal year ended June 30, 2018, a net loss of $7,336,686 for the fiscal year ended June 30, 2019, a net loss of $3,163,776 for the fiscal year ended June 30, 2020, a net loss of $7,037,286 for the fiscal year ended June 30, 2021 and a net loss of $8,306,051 for the fiscal year ended June 30, 2022. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development process of our products, including regulatory approvals, and thereafter achieve substantial acceptance in the marketplace for our products. We may be unable to achieve any or all of these goals.

Given our lack of revenue and our negative cash flow, we may need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

We cannot be certain we have sufficient capital resources to enable us to continue to implement our business plan and remain in operation for at least the next 12 months from the date this report. We cannot yet forecast revenues, if at all, and our revenues will not immediately be sufficient to finance our ongoing operations. In addition, available resources may be consumed more rapidly than currently anticipated, and there can be no assurance that we will be successful in developing the SGT and generating sufficient revenue in the timeframe set forth above, or at all. We may also need additional funding for developing new products and services and for additional sales, marketing and promotional activities. Accordingly, we may need to seek additional equity or debt financing earlier than anticipated to provide the capital required to maintain or expand our operations. We may raise additional capital through sales of equity securities or the incurrence of debt. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

The License Agreement with the Licensor, which covers the license of the core technology used in our products, contains significant risks that may threaten our viability or otherwise have a material adverse effect on us and our business, assets and its prospects.

Under the terms of the Technology License Agreement executed by the Company and LSBD dated as of June 23, 2020, the Company has the global licensee for COV2 diagnostic tests.

The Amended and Restated License Agreement dated September 12, 2019, which amends and restates all previous license agreements (the “SGT License Agreement”) is limited to the APAC Region and includes the terms and related risks set forth below. We have no contractual rights to the intellectual property covered in the License Agreement other than as expressly set forth therein. Our plans, business, prospects and viability are substantially dependent on that intellectual property and subject to the limitations relating thereto as set forth in the License Agreement:

●	The SGT license granted to us is limited in territorial scope. The Licensor granted us a license to its proprietary rights in the biosensor technology used in the Licensed Products solely in the APAC Region, and primarily to act as authorized party for obtaining regulatory approval and to manufacture (subject to being approved as an Authorized Supplier by the Licensor) for use in the APAC Region, and to promote, market, import, offer sell and distribute the Licensed Products in the APAC Region. We may not exploit or seek to exploit any rights in respect of the Licensed Product outside of the APAC Region through any means, including digitally or online where the end user is not physically resident in the APAC Region. Accordingly, to the extent that such users are prohibited, we will be unable to realize any commercialization from such users and ensure that such users do not do business with us, even as such commercialization and business might be appropriate, related, synergistic or enhanced by our operations. In addition, we may be responsible for costs and other liabilities that might arise to the extent that users outside the APAC Region obtain such access and may incur costs to comply with these prohibitions. Further, the non-coverage of digital or online use for users not physically in the APAC Region may constitute a material limitation on our ability to freely conduct business digitally, online or through any other medium that may reach outside of the APAC Region. This limitation may have a material adverse effect on our marketing, sales, operational and other business efforts.

●	After the receipt of regulatory approval in a jurisdiction, we may be required to pay the Minimum Royalty with respect to such jurisdiction regardless of the actual amount of sales by us of Licensed Products. Accordingly, although the Minimum Royalty is based on our projected sales in each such jurisdiction, and although the determination of the Minimum Royalty is subject to agreement between us and the Licensor as to certain parameters, as described elsewhere in this prospectus, with disputes generally resolved by an independent third party, we could be obligated to pay royalties even though we have generated no or limited revenue. Such payments could materially and adversely affect our profitability and could limit our investment in our business.

●	The Licensed Products include only products that are supplied by an Authorized Supplier. Accordingly, we will not have unfettered right to select our suppliers, regardless of whether an unauthorized supplier could provide products on better pricing, delivery, quality or other terms, thus potentially materially and adversely impacting those aspects of our business, economies, profitability and prospects.

●	We are required to collect and anonymize demographic information about the end users of the Licensed Products, as well as data acquired from the Licensed Products. The data collection and retention may be expensive in cost, resources, legal and regulatory compliance and other ways, none of which costs can be quantified at this time. Further, changing regulations with respect to medical and similar such data may make such compliance beyond the scope of our capabilities. Any failure to comply may result in financial liability, as well as reputational harm.

●	The license is non-transferable, non-assignable and non-sublicensable, except that the Licensor will in good faith consider any request by us for any sublicense. The Licensor is not obligated to agree to any such sub-license. These restrictions may limit our flexibility to structure our operations in the most advantageous manner.

●	We must manufacture, promote, market, import, offer, sell, distribute and supply the Licensed Products in accordance with certain distribution requirements set forth in the License Agreement. For instance, we may not package the Licensed Products with other products, and we may deliver them only as supplied by an Authorized Supplier. Accordingly, the limitations imposed by the License Agreement may impact our ability to pursue certain marketing strategies and distribution channels, which may have a material adverse effect on us and our business, assets and prospects.

●	The Licensor may require any change to any Licensed Product by any Authorized Supplier and may make any change to any sales or promotional literature made available by the Licensor, provided that such changes do not affect any regulatory approvals we obtain. This right of the Licensor may create material expense for us, may be practically difficult to accomplish and may cause relationship, reputational and other adverse harm to us, our business and our prospects, without our having any control over these changes. Further, the Licensor is not liable for any of the costs to us of such changes.

●	We must file for, prosecute the application for, and obtain all regulatory approvals for each of the Licensed Products and all legal permits necessary for promoting, marketing, offering or selling each Licensed Product. The regulatory approval process can be expensive and time consuming, and there can be no assurances that we will be able to obtain or maintain any or all required permits.

●	Except with respect to the Licensor’s ownership of all intellectual property rights in respect of the licensed property and the non-infringement by our exercise of those rights, the Licensor provides no, and disclaims all, representations, warranties or covenants relating to the licensed intellectual property or any other matters under the License Agreement and in particular disclaims any fitness of the property for any purpose. These provisions limit our recourse in the event that the licensed intellectual property is flawed, defective, inadequate, incomplete, uncommercial, wrongly described or otherwise not useful for our purposes. We have not independently verified any of the technical, scientific, commercial, legal, medical or other circumstances or nature of the licensed intellectual property and therefore there can be no assurances that any of the foregoing risks have been reduced or eliminated. These provisions represent a significant risk of a material adverse impact on us, our business and our prospects.

Neither we nor the Licensor have yet launched the SGT and the ability to do so will depend on the acceptance of the SGT in the Global healthcare market.

Neither we nor the Licensor has yet launched the SGT and neither has received regulatory approvals in any country or territory. We are faced with the risk that the SGT will be accepted in their respective jurisdictions over competing products and that we will be unable to enter the marketplace or compete effectively. Factors that could affect our ability to establish the SGT or any future diagnostic test based on the Biosensor Platform include:

●	sales of the SGT across their respective jurisdictions may be limited due to the complex nature of the healthcare system in each country and territory in the region, low average personal income, lack of patient cost reimbursement and pricing controls

●	the development of products or devices which could result in a shift of customer preferences away from our device and services and significantly decrease revenue;

●	the increased use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of self-monitoring (saliva-based, blood-based or otherwise) test device for certain types of diabetics;

●	the challenges of developing (or acquiring externally developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

●	the significant number of current competitors in the glucose monitoring market who have significantly greater brand recognition and more recognizable trademarks and who have established relationships with diabetes healthcare providers and payors; and

●	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

We cannot assure you that the SGT or any future diagnostic test based on the Biosensor Platform will gain market acceptance. If the market for the SGT or any future test fails to develop or develops more slowly than expected, or if any of the technology and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

We cannot accurately predict the volume or timing of any sales, making the timing of any associated revenues uncertain and difficult to predict.

We may be faced with lengthy and unpredictable customer evaluation and approval processes associated with the SGT. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of the SGT, which may not result in revenue generation. We must also obtain regulatory approvals of SGT in each respective jurisdiction, which is subject to risk and potential delays, and may actually occur. The same risks apply to other tests we may develop based on the Biosensor Platform. As such, we cannot accurately predict the volume, if any, or timing of any future sales.

If the SGT fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product candidate, and we may have insufficient resources to do so.

The SGT is being designed to address an existing marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that the SGT will not meet anticipated customer requirements or desires. If we are required to redesign our products to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our products, develop new products or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially adversely affected, and our business might fail.

We are yet to finalize the manufacturing plan for the production of the SGT and its components on a mass market commercial scale, and may be dependent upon third-party manufacturers and suppliers, making us vulnerable to contractual relationships and market forces, supply shortages and problems and price fluctuations, which could harm our business.

While we are using the facilities of Australian National Fabrication Facility to manufacture the SGB for clinical evaluation, we are yet to finalize the manufacturing plan for the production of the SGT and its components on a mass market commercial scale. We presently do not possess the manufacturing and processing capacity to meet the production requirements of consumer demand in a timely manner. Accordingly, we may rely on outsourcing the manufacturing of the SGT or its components. Our capacity to conduct clinical evaluation and launch our products in the market will depend in part on our ability or the ability of third-party manufacturers to provide our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We cannot guarantee that we or our third-party manufacturers or suppliers will be able to provide the SGT and its components in mass-market quantities in a timely or cost-effective manner, or at all. Delays in providing or increasing production or processing capacity could result in additional expense or delays in our clinical evaluation, regulatory submissions and the market launch of our products. In addition, we or our third-party manufacturers or suppliers could make errors that could adversely affect the efficacy or safety of the SGT or cause delays in shipment. Any third-party party manufacturers or suppliers may encounter problems for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Reliance on these third-party manufacturers or suppliers also subjects us to other risks where:

●	we may have difficulty locating and qualifying alternative manufacturers or suppliers;

●	switching manufacturers or suppliers may require product redesign and possibly submission to regulatory bodies, which could significantly impede or delay our commercial activities;

●	sole-source manufacturers or suppliers could fail to supply the SGT or components of the SGT; and

●	manufacturers or suppliers could encounter financial or other business hardships unrelated to us, interfering with their fulfilment of our orders and requirements.

We may not be able to quickly establish additional or alternative manufacturers or suppliers, if necessary, in part because we may need to undertake additional activities to establish such manufacturers or suppliers as required by the regulatory approval process. We potentially will rely on certain single-source manufacturers or suppliers, and to the extent we do so, these risks will be intensified. Any interruption or delay in obtaining products or components from our third-party manufacturers or suppliers, or shortages of products or components, could impair our ability to meet the demand of our customers and cause them to switch to competing products.

We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the SGT in full compliance with applicable laws, our operating results and business may suffer.

We will depend in part on qualified distributors for the marketing and selling of our products. We will depend on these distributors’ efforts to market our products, yet we will be unable to control their efforts completely. While we entered into non-binding memoranda of understanding with two large distributors in China for the SGT, we have not yet executed any definitive distribution agreements in this regard and there can be no assurances that suitable distributors will be engaged on terms acceptable to us. These distributors typically would sell a variety of other, non-competing products that may limit the resources they dedicate to selling the SGT. In addition, we are unable to ensure that our distributors will comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell the SGT in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering will require significant time and resources. To develop and expand our distribution, we will be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, we may not achieve or may have a reduction in revenue and our operating results, reputation and business would be harmed.

Failure in our conventional, online and digital marketing efforts could impact our ability to generate sales.

We intend to engage in conventional marketing strategies and also may utilize online and digital marketing in order to create awareness to the SGT. Our management believes that using a wide variety of marketing strategies, including online advertisement and a variety of other pay-for-performance methods may be effective for marketing and generating sales of the SGT, as opposed to relying exclusively on traditional, expensive retail channels. In any event, there is a risk that any or all of our marketing strategies could fail. We cannot predict whether the use of traditional and/or non-traditional retail sales tools, in combination with reliance on healthcare providers to educate our customers about the SGT, will be successful in effectively marketing the SGT. The failure of our marketing efforts could negatively impact our ability to generate sales.

The SGT may utilize a smart device platform and, in the future, other software platforms. If we are unable to achieve or maintain a good relationship with the providers of these platforms, or if a platform’s application store (such as the App Store for iOS devices or the Google Play Store for Android devices), or any other applicable platform resource were unavailable for any prolonged period of time, our business and prospects may be negatively impacted.

A key component of the SGT is a smart device application that includes tools to help patients manage their disease. This application will be compatible with various operating platforms. We will be subject to each of the standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications through their respective app stores. If we are unable to make the SGT application compatible with these platforms, or if we fail to comply with the standard terms and conditions for developers or there is any deterioration in our relationship with either platform providers or others after our application is available, our business would be materially harmed.

As we intend to conduct business internationally, we are susceptible to risks associated with international relationships, which could adversely impact our results of operations and financial condition

We are based in the United States, and expect to market, promote and sell our products globally. The international nature of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In addition, doing business with foreign customers subjects us to additional risks that companies do not generally face if they operate exclusively within a single jurisdiction. These risks and uncertainties include:

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

If third-party payors do not provide coverage and reimbursement for the use of the SGT, our business and prospects may be negatively impacted.

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in certain countries, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. For example, no government in the areas where we hold our license has approved reimbursement of the SGT in particular. We believe that reimbursement will not be an issue as we intend to put this in the market at the same price as current reimbursed blood finger tests. In most markets, there are private insurance systems as well as government-managed systems. If sufficient coverage and reimbursement is not available for our current or future products, in any country where our license operates, the demand for our products and our revenues will be adversely affected.

Non-United States governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market the SGT across the APAC Region. If we obtain approval in one or more of the jurisdictions within our License Agreement, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, pricing may be subject to governmental control under certain circumstances, which may vary country by country. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of requisite marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical evaluation that compares the cost-effectiveness of our product to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability. Price controls may reduce prices to levels significantly below those that would prevail in less regulated markets or limit the volume of products which may be sold, either of which may have a material and adverse effect on potential revenues from sales of the SGT. Moreover, the process and timing for the implementation of price restrictions is unpredictable, which may cause potential revenues from the sales of the SGT to fluctuate from period to period.

The SGT, including its software and systems, may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.

The SGT may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or systems, or our products, software or systems may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products and services, impair the reputation of our brand and diminish the attractiveness of our product and service offerings to our customers. In addition, we may utilize third party technology or components in our products, and we rely on those third parties to provide support services to us. The existence of errors, defects or bugs in third party technology or components, or the failure of those third parties to provide necessary support services to us, could materially adversely impact our business.

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

Our future performance will depend on the continued engagement of key members of our management team, and the loss of one or more of the key members of our management team could have a negative impact on our business..

Our future performance depends to a large extent on the continued services of members of our current management including, in particular, our Interim Chief Executive Officer, President Asia Pacific Sales and Marketing and Chief Financial Officer. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects.

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

If we or our manufacturers fail to comply with applicable regulatory quality system regulations or any applicable equivalent regulations, our proposed operations could be interrupted, and our operating results may be negatively impacted.

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

We may be subject to healthcare fraud and abuse laws and regulations which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and transparency laws. Many international healthcare laws and regulations apply to the glucose monitoring business and medical devices. We will be subject to certain regulations regarding commercial practices false claims. The federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals, or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose substantial penalties plus three times the amount of damages which the government sustains because of the submission of a false claim, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

If our operations or arrangements are found to be in violation of governmental regulations, we may be subject to civil and criminal penalties, damages, fines and the curtailment of our operations. All of these penalties could adversely affect our ability to operate our business and our financial results.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the SGT. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If the SGT or any future diagnostic test based on the Biosensor Platform is defectively designed or manufactured, contains defective components or is misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our devices or failing to adhere to the operating guidelines or our devices producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we expect to maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Part of our business plan includes the storage and potential monetization of data of users of the SGT. There are several laws around the world protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. Privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We may face difficulties in holding such information in compliance with applicable law. If we are found to be in violation of the privacy rules, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are party to agreements pursuant to which we may be required to make payments to certain of our affiliates, which may reduce our cash flow and profits.

We are party to agreements (including the License Agreement) pursuant to which we may be required to make payments to certain of our affiliates as described in “Certain Transactions.” For instance, commencing after the receipt of SGT regulatory approval in any jurisdiction in the APAC Region, we may be required to pay the Minimum Royalty with respect to such jurisdiction to the Licensor, although the determination of the Minimum Royalty is subject to agreement between us and the Licensor as to certain parameters, as described elsewhere in this prospectus, with disputes generally resolved by an independent third party.

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

We intend to market the SGT following regulatory approval. To date, we have not received regulatory approval in any jurisdiction. The research, design, testing, manufacturing, labelling, selling, marketing and distribution of medical devices are subject to extensive regulation by country-specific regulatory authorities, which regulations differ from country to country. There can be no assurance that, even after such time and expenditures, we will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products. We also will be subject to numerous post-marketing regulatory requirements, which may include labelling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notification, or orders for repair, replacement or refunds;

●	voluntary or mandatory recall or seizure of our current or future products;

●	imposing operating restrictions, suspension or shutdown of production;

●	refusing our requests for clearance or pre-market approval of new products, new intended uses or modifications to the SGT or future products;

●	rescinding clearance or suspending or withdrawing pre-market approvals that have already been granted; and

●	criminal prosecution.

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

The completion of any future clinical evaluations for the SGT, or other studies that we may be required to undertake in the future for the SGT or other products based on the Biosensor Platform, could be delayed, suspended or terminated for several reasons, including:

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

If our clinical evaluations are delayed it will take us longer to ultimately launch the SGT and our other products based on the Biosensor Platform in the market and generate revenues. Moreover, our development costs will increase if we have material delays in our clinical evaluation or if we need to perform more or larger clinical evaluations than planned.

We are subject to the risk of reliance on third parties to conduct our clinical evaluation work, their inability to comply with good clinical practice and relevant regulation could adversely affect the clinical development of our product candidates and harm our business.

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

We are dependent on the intellectual property licensed from the Licensor. Although the License Agreement may not be terminated by the Licensor as long as we are continuing our operations, any absence of legal effect of the license could result in the loss of significant rights and could harm our ability to launch the SGT in the market. Disputes may also arise between us and the Licensor regarding intellectual property subject to the License Agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and launch the SGT and our other product candidates. If we or the Licensor fail to adequately protect this intellectual property, our ability to launch our products in the market also could suffer. For so long as we are dependent on the intellectual property covered by the License Agreement for the pursuit of our business, any such disputes relating to the License Agreement or failure to protect the intellectual property could threaten our viability.

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

We and/or the Licensor may be subject to claims alleging the violation of the intellectual property rights of others, which could involve in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful

We may face significant expense and liability as a result of litigation or other proceedings relating to intellectual property rights of others. In the event that another party has intellectual property protection relating to an invention or technology licensed by us from the Licensor, we and/or the Licensor may be required to participate in an interference proceeding declared by the regulatory authorities to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome was favorable to us. We and/or the Licensor also could be required to participate in interference proceedings involving intellectual property of another entity. An adverse outcome in an interference proceeding could require us and/or the Licensor to cease using the technology, to substantially modify it or to license rights from prevailing third parties, which could delay or prevent the launch of our products in the market or adversely affect our profitability. The cost to us of any intellectual property litigation or other proceeding relating the intellectual property licensed by us from the Licensor, even if resolved in our favor, could be substantial, especially given our early stage of development. A third party may claim that we and/or the Licensor are using inventions claimed by their intellectual property and may go to court to stop us and/or the Licensor from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume significant time and other resources. There is a risk that a court will decide that we and/or the Licensor are infringing the third party’s intellectual property and will order us to stop the activities claimed by the intellectual property. In addition, there is a risk that a court will order us and/or the Licensor to pay the other party damages for having infringed their intellectual property. While the Licensor is required to indemnify us for certain losses in connection with such proceedings, there can be no assurance that the Licensor will be able to satisfy any such obligation. Moreover, there is no guarantee that any prevailing intellectual property owner would offer us a license so that we could continue to engage in activities claimed by the intellectual property, or that such a license, if made available to us, could be acquired on commercially acceptable terms.

The Licensor has limited foreign intellectual property rights and may not be able to protect its intellectual property rights, which could not prevent third parties from practicing our inventions or from selling or importing products made using our inventions

Our intellectual property rights consist primarily of intellectual property licensed from the Licensor. The Licensor has determined that filing, prosecuting and defending intellectual property on devices in all countries globally would be prohibitively expensive, and intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as laws in the United States. Consequently, we and/or the Licensor may not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and further, may export otherwise infringing products to territories where we have intellectual property protection, but enforcement is not as strong as that in the United States. Policing unauthorized use of proprietary technology is difficult and expensive. The legal systems of certain countries do not favor the enforcement of trade secrets and other intellectual property, particularly those relating to medical device products, which could make it difficult for us to stop the infringement of our intellectual property or marketing of competing products industry of our proprietary rights generally. An adverse determination or an insufficient damage award in any such litigation could materially impair our intellectual property rights and may otherwise harm our business. In addition, some developing countries in the APAC Region have compulsory licensing laws under which an intellectual property owner may be compelled to grant licenses to third parties. In those countries, we and/or the Licensor may have limited remedies if our intellectual property is infringed or if we and/or the Licensor are compelled to grant a license to a third party, which could materially diminish the value of that intellectual property. Furthermore, we may not be able to register or otherwise protect the trademark “Glucose Biosensor” in developing countries in the APAC Region.

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

On May 1, 2020, our Licensor, LSBD (Life Science Biosensor Diagnostics Pty Ltd), filed a submission with the FDA for the Saliva Glucose Biosensor Diagnostic Test, currently in development as a point-of-care test intended to replace blood glucose testing for diabetes management. Following the 513(g) submission to the FDA (Submitted May 1, 2020), it was determined that the Company could seek the De Novo application pathway for the Saliva Glucose Biosensor Diagnostic Test, we were appointed an expert contact person, Acting Branch Chief from the Diabetes Diagnostic Devices Branch. We have further commenced planning discussions with the FDA Office of In Vitro Diagnostics and Radiological Health and the Office of Product Evaluation and Quality pertaining to the clinical development and study plan of the Saliva Glucose Biosensor. LSBD have completed the supplier evaluation process and identified a suitable partner to implement the clinical plan once approved by the FDA. We expect to leverage synergies from the approval process with the FDA within the Asia Pacific region, where China has the highest number of people with diabetes. We will first seek regulatory approval for the SGT with the NMPA of China and also other regulatory agencies that serve as reference regulators, such as the FDA, the European CE approval bodies and the Japanese regulatory bodies. To the extent we have operations in China and our customers initially are concentrated in China, we may be subject to additional risks specific to China that companies do not generally face if they operate primarily outside of China. These risks and uncertainties include:

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

Risks Related to the Ownership of Our Common Stock

We may not be able to satisfy the continued listing requirements of the NASDAQ Capital Market in order to maintain the listing of our common stock.

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

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

Pursuant to Nasdaq Listing Rule 5810I(3)(A), the Company has a compliance period of 180 calendar days, or until September 13, 2022 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

On September 8, 2022, the Company filed second 180-day period within which to evidence compliance with the $1.00 bid price requirement following the expiration of the current compliance period on September 13, 2022. No further extension has been granted by NASDAQ as at the date of this report.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions available to us through the JOBS Act. Even after we cease to be an “emerging growth company,” our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting unless we are an accelerated filer or a large accelerated filer (as defined under the Exchange Act). We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to complete our evaluation and testing in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We may not be able to remediate any material weaknesses in a timely fashion. If we are unable to complete our evaluation and testing, or if we are unable to assert that our internal control over financial reporting is effective, particularly if we have been unable to remediate any material weaknesses identified, or if or our auditors, when required to do so, are unable to express an opinion that our internal controls are effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NASDAQ Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. Furthermore, new or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. Moreover, our executive officers have little experience in operating a United States public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to company with all laws, rules and regulations applicable to United States public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

Risks Relating to Our Potential Acquisition of Intelligent Fingerprinting Limited

Completion of the acquisition, the failure to complete the acquisition and delays completing the acquisition could adversely affect the market price of our common stock.

Failure by the Company to complete an acquisition of Intelligent Fingerprinting Limited (“IFP”) would prevent us from realizing the anticipated benefits of the acquisition.  We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees.  The completion of, the failure to complete, or any delay in the completion of any such acquisition could result in a significant adverse change in the market price of our common stock, particularly to the extent that the current market price reflects a market assumption that the potential acquisition will be completed.

We will incur transaction, integration and restructuring costs in connection with the proposed acquisition.

We expect to incur significant transaction costs in connection with the potential acquisition, including fees of our attorneys, accountants and financial advisors. In addition, we will incur integration and restructuring costs following the completion of the acquisition, if it is consummated, as we integrate the businesses of IFP with those of the Company.

Our Licensor is undergoing equity recapitalization the outcome with which could materially and adversely affect our business, financial condition and operating results.

We are party to a Technology License Agreement (the “Technology License Agreement”) with Life Science Biosensor Diagnostics Pty Ltd. (“LSBD”), pursuant to which, among other things, the Company licenses certain products from LSBD (the “Licensed Products”), and an option agreement with LSBD and BiosensX (North America) Inc., pursuant to which, among other things, LSBD granted to the Company an exclusive option (the “Option”) to purchase an exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the Biosensor technology the glucose/diabetes management field in the United States, Mexico and Canada. See exhibits 10.2, exhibits 10.3, exhibits 9, 5– Technology License Agreements for a description of the Technology License Agreement, the Licensed Products, and the Option. According to the Australian Securities and Investment Commission’s (ASIC’s), Companies and Organizations Register, on May 10, 2022, LSBD filed a Notice of Appointment of External Administrator, followed by a filing of a Deed of Company Arrangement on the August 2, 2022. Pursuant this filing we understand that LSBD is proposing to undergo a recapitalization of its equity structure on or before October 2, 2022. The terms of such recapitalization or other outcome of such administration of LSBD could result in, among other things, change in control of the Licensor or more parties other than LSBD becoming the owner of the Intellectual Property (IP) rights. Accordingly, this has an inherent risk of the possibility of modifications to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition and operating results.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended June 30, 2022, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. See Note 2 to our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K for additional information on our assessment. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Effective August 1, 2022, we moved our principal executive office from 420 Lexington Ave, New York, NY, 10170 to WeWork c/o GBS Inc., 142 West, 57th Street, 11th Floor, New York, NY 10019, where we lease approximately 500 square feet of office space pursuant to a monthly lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “GBS”.

Holders

As of September 21, 2022, there were approximately 382 holders of record of our common stock. As many of our shares of common stock are held by brokers or other institutions on behalf of shareholders, we are unable to estimate the total number of individual shareholders represented by the record holders.

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

Overview

We are a biosensor diagnostic technology company operating across the Asia-Pacific Region (“APAC”) Region and an interest in the North America region with the biosensor platform comprising of biochemistry, immunology, tumor markers, hormones, and nucleic acid diagnostic modalities, and worldwide with our COV2 test. We were incorporated under the laws of Delaware on December 5, 2016. Our headquarters are located in New York, New York. Our headquarter is in New York. We were formed to provide a non-invasive, pain free innovation to make it easier for people to manage diabetes using the Company’s Saliva Glucose Biosensor (“SGB” and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”)

Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or Licensor) is an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LSBD has licensed to us that technology for us to introduce and launch the platform in the APAC Region. We will commence this process with the SGT.

Our objective is to introduce and launch SGB, our diagnostic tests that stem from the Biosensor Platform that we license, in the APAC Region. In the next four years we intend on developing the platform to its full capacity testing across the following diagnostic modalities: immunology, hormones, chemistry, tumor markers and nucleic acid tests.

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

We anticipate there to be 3 different applications for the foreseeable future:

1.	Population Screening - SARS-CoV-2 antibody testing is urgently needed to estimate the incidence and prevalence of SARS-CoV-2 infection at the general population level. Precise knowledge of population immunity could allow government bodies to make informed decisions about how and when to relax stay-at-home directives and to reopen the economy.
2.	Diagnosis – The COV2 Biosensor test can be used as a complement to the (RNA) virus detection tests for patients presenting late after symptoms onset to healthcare facilities and where virus detection tests are negative despite strong indications of infection. In addition, they can potentially be used for informing the decision on discharge of patients who recovered from SARS-CoV-2 infection but remain RNA-positive by RT-PCR for a long time after symptoms have subsided. The degree of protective immunity conferred by or correlated with the antibodies detected in subjects with past SARS-CoV-2 infection is still under investigation. Once this is clarified, the SARS-CoV-2 antibody tests could be, together with the (RNA) direct virus detection, an essential tool in de-escalation strategies. Currently antibody tests are used for sero-epidemiological surveys and studies.
3.	Post vaccination screening - To assess the degree of the elicited potent antigen-specific antibody responses, to COVID-19 vaccines when developed and administered to humans.

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

By utilizing the biosensor platform for detecting SARS-CoV-2 we expect to have lower detection limits, improve on sensitivity and specificity characteristics of current diagnostic methods, be able to provide real time results at the point of care and provide quantitative results as opposed to negative or positive which is how other POCT report the results.

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

Recent Developments

On June 16, 2022, the Company executed an agreement with Intelligent Fingerprinting Limited (“IFP”), providing the Company with the exclusive right until December 31, 2022 (subject to IFP’s right to terminate the agreement early after August 31, 2022), to evaluate and negotiate a transaction to acquire IFP or its assets (or a similar transaction). In consideration for this exclusivity, on June 16, 2022, the Company entered into a Bridge Facility Agreement with IFP (the “Bridge Facility Agreement”) through which the Company has provided IFP with an unsecured term loan facility in the amount of $500,000 (the “Loan”), which amount is payable on the earliest of the consummation of an acquisition, 30 days following the termination of exclusivity under the exclusivity agreement, an event of default under the Bridge Facility Agreement, or December 31, 2022. The Loan contains customary representations and warranties by IFP and bears interest at two percent per annum (or four percent per annum in the event the Loan is not repaid in full when due) above the Sterling Barclays Bank Base Rate from time to time.

Since completion of the initial public offering in December 2020, Series A and Series B warrants held by certain shareholders were exercised. Each warrant is convertible into 1 share of the Company’s common stock. A total of 59,800 Series A warrants and 1,408,777 Series B warrants were exercised and converted into common stock. In addition to this, a total of 1,300,000 Series B Convertible Preferred Stock was converted into common stock. Each share of Series B Convertible Preferred Stock is convertible into 1 share of the Company’s common stock as described in the Company’s Registration Statement on Form S-1, File No. 333-242277 with the U.S. Securities and Exchange Commission.

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
●

Completed a clinical study for oral fluid (including saliva) and blood collection with the Diabetes Research Institute at Mills-Peninsula Medical Center;

Collaborated with Johns Hopkins Hospital in the development of a traceable reference method for glucose in saliva and blood;

●	Completed global voice of customer survey with Precision Medicine Architects, LLC as part of the process to finalize product development of the device and usability;
●	Further development of prototyping for middleware and smart phone application;
●	Executed option agreement to acquire the rights to use, make, market, sell and offer to sell Products under the Intellectual Property Rights in the Glucose Field in the North American market for the Saliva Glucose Biosensor.

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

Accordingly, the share structure as of September 21, 2022 was as follows:

●	14,889,904 of Issued Common Stock
●	1,401,377 of Series A warrants exercisable at $8.50
●	59,782 of Series B warrants exercisable at $0 (subject to a cashless exercise provision)
●	63,529 of Warrants issued to the underwriter exercisable at $18.70
●	2,736,675 of the Pre-IPO Warrants exercisable at $8.50 (during year two through year three after the IPO)
●	3,000,000 Warrants issued to LSBD exercisable at $17.00

Results of Operations:

Comparison of the Years Ended June 30, 2022 and 2021

Revenue

Government support income

Government support income decreased by $1,543,338 to $437,146 from $1,980,484 for the year ended June 30, 2022 compared to same period in 2021. This decrease was primarily attributable to GBS’s subsidiary companies receiving COVID-19 related government support in the previous financial year which was discontinued in April 2021 and qualifying research & development expenditure for research & development government subsidies.

The grant support income is primarily attributable to GBS’s subsidiary companies recognizing R&D tax refund as the Company believes that it is probable that the certain amount will be recovered in full through a future claim (see note 3 on R&D tax refund).

Operating expenses

General and administrative expenses

General and administrative expenses increased by $1,561,038 to $4,920,103 from $3,359,065 for the year ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by an increase in operational activities following completion of the IPO in December 2020.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses increased by $18,216 to $3,853,919 from $3,835,703 for the year ended June 30, 2022 compared to the same period in 2021. This increase is primarily driven by funding availability since completion of the IPO in December 2020 that has allowed the Company to progress on its milestones as well as expensing of the prepaid R&D contribution of $2,600,000.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Prospectus and capital raising expenses

Prospectus and capital raising expenses decreased by $359,198 to zero from $359,198 for the year ended June 30, 2022 as compared to the same period in 2021. There were no capital raising activities in 2022.

Other income and expenses

Interest expense

Interest expense decreased by $1,086,069 to $7,539 from $1,093,608 for the year ended June 30, 2022 as compared to the same period in 2021. This decrease was attributable to the non-cash recognition of a beneficial conversion feature associated with convertible notes in the last period and no interest paid to convertible notes since the completion of the IPO last year due to their conversion into common stock.

Loss from unconsolidated equity method investment

Loss from equity method investment decreased by $135,692 to zero from $135,692 for the year ended June 30, 2022 as compared to the same period in 2021. This decrease was mainly due to the reduction in the carrying amount of its investment in BiosensX (North America) Inc to zero last fiscal year.

Realized foreign exchange loss

Realized foreign exchange loss decreased by $267,238 to $3,987 from $271,225 for the year ended June 30, 2022 compared to the same period in 2021. This decrease in loss was largely attributable to the Company’s settled translations in currencies other than its functional currencies.

Income tax (expense) benefit

There was no income tax expense for the year ended June 30, 2022 and 2021, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation loss decreased by $170,434 to a loss of $126,875 from a loss of $297,309 for the year ended June 30, 2022 compared to the same period in 2021. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Net loss

Net loss attributable to GBS increased by $1,268,765 to $8,306,051 from $7,037,286 for the year ended June 30, 2022 compared to the same period in 2021. This increase in loss is primarily due to more government support income last fiscal year as a result of qualifying research & development expenditure in that period and increase in general and administration expenses due to expansion in operational activities in order to progress on its regulatory and development milestones.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock and the incurrence of debt. As of June 30, 2022, we had $8,238,301 in cash and cash equivalents and $6,204,989 in working capital.

See “Initial public offering & share structure” herein for details about our IPO.

The Company expects that its cash and cash equivalents as of June 30, 2022, of $8.23 million, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements, taking into the accounts the proposed acquisition of Intelligent Fingerprinting Limited (IFP). Should revenue not be generated during this period to cover expenses, then these conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. It appears that the Company may be required to raise additional funds during the next 12 months. The company is currently evaluating potential raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all.

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

R&D tax Refund

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of June 30, 2022 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in this annual report on Form 10-K present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

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

As part of this updating process, our management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including a) has not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and c) as an emerging growth company we currently have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

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

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weakness in 2023. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors and Executive Officers

Board of Directors

The current number of directors on our Board of Directors is five. Under our bylaws, the number of directors on our Board will not be less than one, nor more than ten, and is fixed, and may be increased or decreased by resolution of the Board. There are no family relationships among any of our directors or executive officers.

Our business is managed under the direction of our Board, which currently consists of the individual listed below:

Director	Age	Position(s) with the Company	Director Since

Steven Boyages	64	Interim CEO & Chairman of the Board	July 2020
Lawrence Fisher*	83	Director	August 2020
Jonathan Hurd*	52	Director	April 2018
George Margelis*	61	Director	June 2019
Christopher Towers*	36	Director	August 2020

*	Independent

Steven Boyages MB BS PhD

Dr. Steven Boyages is a practicing clinician in diabetes and endocrinology with more than 31 years’ experience in medicine, including multiple executive positions. Dr. Boyages previously held the position of Chief Executive of the Sydney West Area Health Service (SWAHS) from February 2002 to May 2011, which is now known as Western Sydney Local Health District, covering a population of approximately 1.2 million people, SWAHS employed more than 15,000 staff and had a gross operating budget of $2 billion, managing $1.6 billion worth of assets. Dr. Boyages has also served as Medical Director for eHealth New South Wales and was the founding Chief Executive of the Clinical Education and Training Institute (CETI) New South Wales, Australia, set up to ensure the development and the delivery of clinical education and training across the NSW public health system. Previous to this, Dr. Boyages was the Director of Diabetes and Endocrinology at Westmead Hospital, from February 1990 to December 1999. During this time, Dr. Boyages’ major achievements were to define the pathophysiology of thyroid hormone deficiency on brain development secondary to iodine deficiency; to develop prevention strategies in iodine deficient communities in China, India, Indonesia and Northern Italy; to define the impact of Growth Hormone excess and deficiency in adults and to develop innovative population health models of care for people with diabetes. Dr. Boyages continues an active research career in a range of fields, but mostly in the pursuit of better models of chronic disease prevention and management. Dr. Boyages was the founding director of the Centre for Research and Clinical Policy in NSW Health in 1999, during which he established the Priority Health Programs (receiving $15 million in funding per annum), doubled the Research Infrastructure Grants Program, established the Quality Branch of NSW Health and was appointed as Clinical Advisor to the Director General to implement the Government Action Plan for Health Reform. Additionally, Dr. Boyages was instrumental in establishing and securing funding for the NSW biotechnology strategy, BioFirst, a $150 million investment. We believe that Dr. Boyages is well-qualified to serve on our Board of Directors due to his medical expertise and research and development experience. He also has extensive experience in financial management, board and corporate governance, government relations and regulatory affairs.

Lawrence Fisher

Lawrence Fisher, 83, has been a member of our Board since August 2020. Mr. Fisher has practiced as a securities lawyer in New York City for more than 40 years, and retired in 2002. He is a graduate of Columbia College and Columbia University Law School, and a Research Fellow of the London School of Economics. Lawrence has extensive experience representing public companies and investment banking firms in connection with Initial Public Offerings. During his career, he was a partner at Orrick, Herrington & Sutcliffe law firm for 11 years and partner at Kelley, Drye & Warren law firm for 10 years, and Parker, Chapin & Flattau for 20 years, serving on all firms’ Executive Committees. Furthermore, he is experienced in various board positions, including Audit Committee of Viking Energy Group since August 2018, a member of the Board and Audit Committee of National Bank of New York City for more than 20 years to December 2018, and Financial Federal Corporation (NYSE listed) for over five years until February 2010. We believe that Mr. Fisher is well-qualified to serve on our Board of Directors due to his extensive experience as a lawyer in the field of capital markets and will assist with understanding the legal and compliance issues pertaining to publicly listed companies.

Jonathan S. Hurd

Mr. Hurd, 52, has been a member of our Board of Directors since April 2018. He previously served as our Chairman of the Board from August 2018 to November 2019. Mr. Hurd has expertise in broker-dealer and investment advisory regulations and is well versed in FINRA and SEC rules and regulations. Mr. Hurd has served as Founder and CEO at Asgard Regulatory Group, or “Asgard,” since founding the firm in 2008. Asgard provides consulting, advisory and risk management services to broker-dealer, investment adviser, hedge funds, private equity, and banking clients both domestically and abroad. Prior to starting Asgard, Mr. Hurd was the Chief Compliance Officer for several financial institutions. His experience involved full-service broker-dealers, investment advisory firms, bank-broker-dealers and mortgage-backed securities. Mr. Hurd also served on the Board of Directors for many of these companies. Prior to working at these financial institutions, Mr. Hurd was a Supervisor of Examiners at FINRA, previously NASD, in the New York District Office. While with FINRA, he supervised routine examinations of FINRA member firms, and conducted large-scale enforcement cases jointly with the Justice Department and Federal Bureau of Investigations. Mr. Hurd also assisted the District Office with its ongoing training of new examiners. In addition, from 2005 to 2011, Mr. Hurd was a Senior Adjunct Professor in the Townsend School of Business at Dowling College, where he instructed MBA students in matters relating to the United States securities markets and financial institutions. He was responsible for introducing students to the subjects of financial derivatives, foreign stock exchange, hedge transactions and risk management. Mr. Hurd is also a Certified Anti-Money Laundering Specialist (CAMS) and holds the Series 7, 14, 24, 27, 53, 57, 63, 66, 79 and 99 licenses as well as his NYS Life and Health Insurance licenses. We believe Mr. Hurd is well-qualified to serve on our Board of Directors due to his substantial experience in corporate finance, his expertise in the regulation and functioning of securities markets and his widespread relationships in the financial industry.

George Margelis, MB BS, M.Optom.

Dr. Margelis, 61, has been a member of our Board of Directors since June 2019. He is a medical practitioner who has been deeply involved in technology for the last 31 years. In 2019, he was appointed independent chair of the Aged Care Industry Information Technology Council in Australia. Since November 2013, he also has been a board member and the medical advisor of Multicultural Care, an aged care provider in Sydney. In June 2013, he was appointed an Adjunct Associate Professor at the University of Western Sydney with the TeleHealth Research & Innovation Laboratory. From July 2013 to August 2018, he served as a member of Ignition Labs, a start-up incubator in the health space, where he acted as a mentor and adviser to selected start-ups, assisting them in developing their initial products and taking a small initial investment. From 2005 to 2011, he was Health Industry Lead ANZ at Intel, and then General Manager Asia-Pacific at Intel-GE Innovations as it spun off in 2011. In 2014, he returned to Intel serving as its Health & Life Sciences Lead until 2016. During this time he also acted as senior adviser to HIMSS, the international peak body for health technology, and as Asia Pacific chair of the Continua Alliance, an industry consortium for developing interoperability standards for health technology products that was later renamed the Personal Connected Health Alliance. From 2002 to 2005, he was Chief Information Officer of Macquarie Health Corporation, a private hospital group, and also managed an innovative software development team at Macquarie that produced a number of online health applications. In 2014 he was appointed to the IT in Aged Care Hall of Fame for his work in the use of technology in aged care. Dr. Margelis originally trained as an optometrist with a Master’s degree from the University of New South Wales, Australia and later graduated from the University of Sydney with a Bachelor of Medicine and Bachelor of Surgery. We believe that Dr. Margelis is well-qualified to serve on our Board of Directors due to his medical expertise and his extensive experience with information technology systems in the healthcare sector.

Christopher Towers BSc CPA

Christopher Towers, 36, has been a member of our Board of Directors since August 2020 and chairs the Company’s Audit Committee. Mr. Towers is a Certified Public Accountant with 14 years’ experience in auditing, accounting, and financial reporting. Mr. Towers is Chief Accounting Officer of Katapult Holdings, Inc. (NASDAQ: KPLT) since February 2021 and was previously EVP, Chief Accounting Officer and Principal Financial Officer of Newtek Business Services Corp. (NASDAQ: NEWT) from September 2014 to February 2021. Prior to Newtek, Mr. Towers held previous roles with Pall Corporation and PwC. His expertise includes auditing, SEC reporting, US GAAP, experience in leading equity & debt raisings, due diligence on business mergers & acquisitions, SOX compliance, FP&A, treasury, and tax. He holds a Bachelor of Science from Hofstra University and is a member of the American Institute of Certified Public Accountants. We believe that Mr. Towers is well-qualified to serve on our Board of Directors due to his extensive experience and expertise in financial reporting to capital markets and an understanding of compliance and the audit process.

Corporate Governance

Overview

We set high standards for the Company’s employees, officers, and directors. Implicit in this philosophy is the importance of sound corporate governance. We regularly monitor developments in the area of corporate governance and review our processes, policies and procedures in light of such developments. Key information regarding our corporate governance initiatives can be found on the Governance section of our website, www.gbs.inc, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics (“Code of Ethics”) and the charters for our Audit, Compensation and Nominating Committees. We believe that our corporate governance policies and practices, including the majority of independent directors on our Board, empower our independent directors to effectively oversee our management—including the performance of our Interim Chief Executive Officer—and provide an effective and appropriately balanced board governance structure.

Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee. The following table provides the current membership information for each of the Board committees:

Name	Audit Committee	Compensation Committee	Nominating Committee
Steven Boyages
Lawrence Fisher	X		X
Jonathan S. Hurd		X	X (Chairperson)
Dr. George Margelis	X	X (Chairperson)	X
Christopher Towers	X (Chairperson)	X

Below is a description of each committee of the Board of Directors. The Board has adopted written charters for each of the committees, which are available in the Investors Relations section of our website at https://investors.gbs.inc/corporate-governance/corporate-governance.

Audit Committee

We have established an Audit Committee of the Board of Directors in accordance with Section 3(a)58(A) of the Exchange Act, which consists of Mr. Fisher, Mr. Towers and Dr. Margelis, each of whom is an independent director under the Nasdaq listing standards applicable to audit committees. Christopher Towers qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include, but not be limited to:

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

Nominating Committee and Stockholder Nomination of Directors

We have established a Nominating Committee of the Board of Directors that consists of Mr. Hurd, Dr. Margelis and Mr. Fisher, each of whom is an independent director under the NASDAQ Stock Market listing standards applicable to nominating committees. The Nominating Committee is responsible for identifying individuals qualified to become members of the Company’s Board of Directors and accordingly recommends director nominees for the annual meeting of stockholders. The Nominating Committee also recommends and implements policies and procedures intended to assist the Board operations and all obligations to the Company and its stockholders.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended June 30, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied, other than the inadvertent late filings by LSBD of ten reports reporting 11 transactions and by Mr. Sakiris of one report reporting one transaction.

Executive Officers

The names of our executive officers, their ages, their positions with the Company, and other biographical information as of June 30, 2022, are set forth below.

Name	Age	Positions	Officer Since

Steven Boyages	64	Interim Chief Executive Officer Chairman	October 2021-Present(1) July 2020-Present(1)
Spiro Sakiris	60	Chief Financial Officer	April 2019 - Present
Harry Simeonidis	54	President Asia Pacific, Sales and Marketing Chief Executive Officer President	October 2021- Present(2) January 2020- October 2021(2) September 2017- October 2021(2)

(1)	Dr. Boyages was appointed to the additional position of Interim Chief Executive Officer of the Company effective October 29, 2021. He has served as both a director of the Company and Chairman of the Board since July 2020.
(2)	Mr. Simeonidis, who served as CEO and President of the Company, vacated these positions prior to Dr. Boyages’ appointment as Interim CEO and was appointed to the position of President Asia Pacific, Sales and Marketing, effective October 29, 2021.

Steven Boyages

Dr. Boyages’ biographical information is provided above in the section entitled “Information about Directors and Executive Officers - Board of Directors”.

Spiro Sakiris

Mr. Spiro Sakiris has served as our Chief Financial Officer since April 2019. He is a member of the Institute of Chartered Accounts of Australia & New Zealand. He also served as the Special Projects Lead at The iQ Group Global from January 2018 to April 2019, and was a registered Series 28 principal with IQ Capital (USA) LLC, a registered broker-dealer with FINRA, from November 2016 to August 2021, and continues as a Responsible Manager for Australian Financial Services License held by iQX Investment Services Pty Ltd. From 2013 to December 2017, Mr. Sakiris served as Chief Financial Officer and Chief Operating Officer for listed entities at The iQ Group Global. He worked at Economos Chartered Accountants from 1986 to 2013, which included 23 years as a partner where he was instrumental in the development of the firm’s practice. During his 33 years of experience, Mr. Sakiris has been involved in advising businesses in the areas of accounting and taxation, business advisory, initial public offerings and capital raising, business risks identification and management and business systems designs across many industries, including the application of IFRS and U.S. GAAP for the life science industry. Mr. Sakiris is also well versed in dealings with companies based in overseas jurisdictions such as Asia, Europe and the United States. He is also a registered company auditor experienced in United States reporting under Public Company Accounting Oversight Board in the United States and a registered tax agent in Australia.

Harry Simeonidis

Mr. Harry Simeonidis has served as our President Asia Pacific, Sales and Marketing since October 2021. Mr. Simeonidis has also served as our President and a member of our Board of Directors since September 2017 until October 2021, and Chief Executive Officer from January 2020 till October 2021. Mr. Simeonidis has more than 26 years of experience in senior management roles in healthcare, pharmaceutical and life sciences businesses across the APAC Region. Previously, from March 2017 to December 2019, he served as the General Manager of FarmaForce Limited, an Australian company listed on the Australian Stock Exchange From April 2015 to March 2017, Mr. Simeonidis operated a private consulting firm, offering services predominantly to clients from the healthcare sector in Australia. From 2013 to April 2015, Mr. Simeonidis was General Manager of Surgery, Asia Pacific, at GE Healthcare. From 2003 to 2012, Mr. Simeonidis was the CEO for Australia and New Zealand at GE Healthcare.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended June 30, 2022 and 2021 by (i) individuals serving as our principal executive officer during the fiscal year ended June 30, 2022, (ii) our two other highest compensated executive officers (other than our principal executive officer) who were serving as executive officers as of June 30, 2022, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2022 (the “Named Executive Officers”).

Name and principal position	Year	Salary ($)	All other compensation ($)		Total ($)
Steven Boyages	2022	29,032	42,408	(1)(2)	71,440
Interim Chief Executive Officer and Chairman	2021	-	20,507		20,507

Spiro Sakiris Chief Financial Officer	2022	210,482	81,973	(2)(4) (6)	292,455
	2021	233,204	32,380		265,584

Harry Simeonidis Former Chief Executive Officer and President (Current position – President Asia Pacific, Sales and Marketing)	2022	249,535	105,179	(2)(3)(5)(7)	354,714
	2021	240,466	62,133		302,599

1)	Includes the directors’ fees paid to Dr. Boyages of $36,363. He was compensated since March 22 for his additional responsibility as an Interim Chief Executive Officer.
2)	Includes the contributions that are mandatory in Australia to a retirement fund known in Australia as a superannuation fund for each of Dr. Boyages, Mr. Sakiris and Mr. Simeonidis, at the applicable rate of 10%.
3)	Includes the directors’ fees paid to Mr. Simeonidis of $11,557 until October 29, 2021, the date of his resignation as a director.
4)	Includes an annual automobile allowance of $14,516.
5)	Includes an annual automobile allowance of $17,419.
6)	Includes performance-based cash bonus of $42,096.
7)	Includes performance-based cash bonus of $46,744.

Outstanding Equity Awards at Fiscal Year End

Our Named Executive Officers did not hold any outstanding equity awards as of June 30, 2022.

Employment and Related Agreements

●	During the fiscal year ended June 30, 2019, we, through our 99% owned subsidiary, Glucose Biosensor Systems (APAC) Pty Ltd (“GBS Pty Ltd.”), entered into an employment agreement with each of Messrs. Simeonidis and Sakiris. Mr. Simeonidis’ and Mr. Sakiris’ employment agreements provide for them to serve as President and Chief Financial Officer, respectively, of our majority-owned subsidiary, and in accordance with their respective agreements. The company entered into a revised agreement in July 2022 with each of Messrs. Simeonidis and Sakiris after the revision in their respective salaries, as approved by the Compensation Committee.
●	In March 2022, we, through our 99% owned subsidiary, GBS (APAC) Pty Ltd (formerly Glucose Biosensor Systems (APAC) Pty Ltd) entered into an employment agreement with Interim Chief Executive Officer Steven Boyages to compensate him for his additional responsibility to oversee the operations of the Company as approved by the Compensation Committee.

Messrs. Boyages, Sakiris and Simeonidis

In accordance with their respective employment agreement, Dr. Boyages, Mr Sakiris and Mr Simeonidis receives an annual salary of $82,668, $248,004, and $282,449 respectively.

In addition, each of Mr. Simeonidis and Mr. Sakiris is eligible to receive an annual bonus of up to 20% of his gross base salary, of which 50% will be based on meeting company objectives and the remainder will be based on meeting mutually agreed employee objections or as otherwise determined by the Company. We also make certain contributions that are mandatory in Australia to a retirement fund for each of Dr. Boyages, Mr. Sakiris and Mr. Simeonidis, known in Australia as a superannuation fund, currently at the rate of 10.5% subject to contribution cap of $18,944 per annum. We also provide an annual automobile allowance to Mr. Sakiris of $13,778 and an annual car allowance to Mr. Simeonidis of $16,534.

Dr. Boyages also receives annual directors’ fees of $40,000.

Mr. Simeonidis’ employment agreement is terminable on six months’ notice and Mr. Sakiris’ employment agreement – on six month’s notice either by our subsidiary or by the executive upon six months’ notice. However, we may terminate either executive without notice if he engages in serious or willful misconduct, is seriously negligent in the performance of his duties, commits a serious or persistent breach of his employment agreement, brings our company into disrepute or is convicted of a criminal offense.

Each employment agreement contains provisions protecting our confidential information and intellectual property. Each employment agreement also contains provisions restricting each executive’s ability to compete with us during his employment and for a period of up to six months thereafter in a specified geographic region. The non-compete provisions will generally impose restrictions on inducing our employees to leave our employment or soliciting clients of our company. Pursuant to each employment agreement, each executive must devote all of his time, attention and skill to the performance of his duties, and neither executive may engage in any other business outside GBS without our prior written consent.

Superannuation Fund

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all our Australian employees at an amount required by law, currently 10.5% of each such employee’s salary subject to a contribution cap of $18,944 per annum. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

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

Administration

The 2019 Plan is administered by the Compensation Committee. Subject to the provisions of the plan, the Compensation Committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards..

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

Under the 2019 Plan, in the event of a change in the number of shares of our common stock as a result of a dividend on shares of common stock payable in shares of common stock, common stock forward split or reverse split or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, the committee will determine whether such change equitably requires an adjustment in the terms of any award in order to prevent dilution or enlargement of the benefits available under the plan or the aggregate number of shares reserved for issuance under the plan.

Eligibility

We may grant awards under the 2019 Plan to employees, officers, directors, and consultants of GBS and our subsidiaries and affiliates who are deemed to have rendered, or to be able to render, significant services to us or our subsidiaries or affiliates and who are deemed to have contributed, or to have the potential to contribute, to our success. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. Based on the current number of employees and consultants to the Company and on the current size of our Board of Directors, we estimate that approximately 20 individuals are eligible for awards under the 2019 Plan.

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

Restricted Stock and Restricted Stock Units. Under the 2019 Plan, we may award shares of restricted stock and restricted stock units. Restricted stock units are the right to receive at a future date share of common stock, or an amount in cash or other consideration determined by the committee to be of equal value as of such settlement date, in accordance with the terms of such grant. The committee determines the persons to whom grants of restricted stock or restricted stock units are made, the number of shares to be awarded, the price (if any) to be paid for the restricted stock or restricted stock units by the person receiving the stock from us, the time or times within which awards of restricted stock or restricted stock units may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the awards. Restrictions or conditions could also include, but are not limited to, the attainment of performance goals. A holder of restricted stock units will have no rights of a stockholder with respect to shares subject to any restricted stock unit award unless and until the shares are delivered in settlement of the award, except to the extent the committee provides for the right to receive dividend equivalents.

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

Term and Amendments

Unless terminated by the Board, the 2019 Plan will continue to remain effective until no further awards may be granted, and all awards granted under the plan are no longer outstanding. Notwithstanding the foregoing, grants of incentive stock options may be made only until ten years from the initial effective date of the plan. The Board may at any time, and from time to time, amend the plan or any award agreement, but no amendment will be made that would impair the rights of a holder under any agreement entered pursuant to the plan without the holder’s consent.

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information As of June 30, 2022
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

(1) Securities remaining available for issuance under the 2019 Plan. The Company filed a registration statement (Form S-8) on August 5, 2022 for the registration of 500,000 shares of the Company’s common stock at $0.001 par value per share, issuable pursuant to the GBS Inc. 2019 Long Term Incentive Plan.

Director Compensation

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2022. Compensation paid to Messrs. Steven Boyages, our Interim Chief Executive Officer and Chairman and Harry Simeonidis, our ex-director, President Asia Pacific, Sales and Marketing for his service on the Board of Directors is set forth in Summary Compensation Table for named executive officers.

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)

Lawrence Fisher	30,000	—	30,000
Jonathan Hurd	30,000	—	30,000
Leon Kempler(1)	24,657	—	24,657
George Margelis	30,000	—	30,000
Tom Parmakellis(2)	22,172	—	22,172
Jonathan Sessler(3)	20,000	—	20,000
Christopher Towers	40,000	—	40,000

(1) Resigned from the Board of the Directors on April 27, 2022

(2) Resigned from The Board of Directors on March 19, 2022

(3) Resigned from The Board of the Directors on February 22, 2022

Non-Employee Director Compensation Arrangements

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of September 15, 2022 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

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

Applicable percentages are based on 14,889,904 shares of our common stock outstanding on September 15 2022. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of September 15 2022. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Unless otherwise indicated, the address of each person listed below is WeWork c/o GBS Inc., 142 West, 57th Street, 11th Floor, New York, NY 10019.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Executive officers and directors:
Dr. Steven Boyages	0	*
Lawrence Fisher	0	*
Jonathan S. Hurd	0	*
Dr. George Margelis	0	*
Spiro Sakiris(1)	51,707	*
Harry Simeonidis(2)	600	*
Christopher Towers(3)	800	*
All Executive Officers and Directors as a group (7 persons)	53,107	*

* Less than 1%.

(1)	Consists of 50,228 shares of common stock and currently exercisable Series A Warrants to purchase 1,479 shares of the common stock. Does not include 3,000 of common stock that will be issuable upon exercise of the pre-IPO warrants held by Mr. Sakiris during the one-year period commencing on the second anniversary of the consummation of December 2020 IPO.

(2)	Consists of 600 shares of common stock.

(3)	Consists of 800 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

Our Board of Directors has determined that each of our director nominees standing for election, except Dr. Boyages, is an independent director (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Related-Person Transactions” below.

Our independent directors together constitute a majority of our full Board of Directors. The independent directors meet as often as necessary to fulfil their responsibilities and will have regularly scheduled meetings at which only independent directors are present.

Related-Person Transactions

Our code of ethics will require that we avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of  $120,000 or one percent of the average of our total assets for the last two completed fiscal years, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

Certain Related-Person Transactions

The following is a summary of certain relationships and transactions, including transactions since July 1, 2021 and any currently proposed transactions, to which we were or are to be a participant, in which

(1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the last two completed fiscal years, and

(2) any of our directors, executive officers or holders of more than 5% of any class of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements which are described in the sections titled “Executive Compensation” and “Director Compensation” in this Proxy Statement.

Transactions. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were, unless otherwise noted below, comparable to terms available or the amounts that we would pay or received, as applicable, in arm’s-length transactions.

●	Under the employee sharing arrangements, which have not been pursuant to any written agreement, the Licensor has allocated a portion of its general office expenses, rent and wages to us based on our percentage usage of the Licensor’s office and personnel resources. From 1 July 2021 to November 30, 2021, we incurred to the Licensor a total of $145,733 in relation to overhead and general administration expenses.

●	Since the end of the Fiscal Year ended June 30, 2022, to the date of this filing GBS has incurred a total of nil to its Licensor in connection with rent, other occupancy costs and shared labor recharges.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2021, and June 30, 2022, by BDO Audit Pty Ltd, the Company’s independent registered public accounting firm.

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

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2021 and June 30, 2022, by BDO Audit Pty Ltd, the Company’s independent registered public accounting firm.

	June 30, 2022	June 30, 2021
Audit Fees (1)	210,128	297,428
Audit-Related Fees (2)	-	-
Tax Fees (3)	9,073	16,735
All Other Fees (4)	31,211	-
Total Fees	250,412	314,163

(1)	Audit fees relate to professional services rendered in connection with the audit of annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees relate to professional services that are reasonably related to the performance of the audit or review of financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services.

(4)	All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

The Audit Committee has determined that the rendering of services other than audit services by BDO Audit Pty Ltd is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements. The financial statements required to be included in this Annual Report on Form 10-K are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.
	(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.
	(3)	See attached Exhibit Index of this Annual Report on Form 10-K.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation ((incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

3.2	Amended and Restated By-laws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No.001-39825) filed with the Commission on July 21, 2022)

3.3.	Certificate of Designation of Series B Preferred Stock ((incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.1	Specimen Common Stock Certificate ((incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019.)

4.2	Form of Series A Warrant ((incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.3	Form of Series B Warrant ((incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.4	Form of Warrant Agency Agreement ((incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.5	Form LSBD Warrant ((incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

4.6#	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	2019 Incentive Equity Plan ((incorporated by reference to Exhibit 10.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 2, 2019)

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. ((incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

10.3*	Form of Employment Agreement between the Company and Mr. Simeonidis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022

10.4*	Form of Employment Agreement between the Company and Mr. Sakiris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.5	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. ((incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

10.6	Form of Exchange Agreement ((incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.7	Form of Registration Rights Agreement ((incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.8	Form of Purchase and Assignment Agreement ((incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.9	Option Agreement ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.10	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited.

14.1	Code of Ethics ((incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020)

21.1#	List of Subsidiaries

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan.

# Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS Inc.

Date: September 22, 2022	By:	/s/ Steven Boyages
STEVEN BOYAGES
INTERIM CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

Date: September 22, 2022	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Boyages	Interim Chief Executive Officer, Chairman and Director	September 22, 2022
Steven Boyages	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	September 22, 2022
Spiro Sakiris	(Principal Financial Officer)

/s/ Jonathan Hurd
Jonathan Hurd	Director	September 22, 2022

/s/ George Margelis
Dr. George Margelis	Director	September 22, 2022

/s/ Lawrence Fisher
Lawrence Fisher	Director	September 22, 2022

/s/ Christopher Towers
Christopher Towers	Director	September 22, 2022

GBS Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

GBS Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GBS Inc. (the ‘Company’) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the ‘consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sydney, Australia

September 21, 2022

GBS Inc.

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$8,238,301	$12,573,685
Grant receivable, current portion	1,529,882	2,098,884
Research and development tax incentive receivable	353,048	1,025,455
Other current assets	746,761	2,509,017
Total current assets	10,867,992	18,207,041
Long-term grant receivable	1,092,773	3,148,328
Construction in progress	391,408	-
Other non-current assets	-	504,000
TOTAL ASSETS	$12,352,173	$21,859,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,625,089	$1,467,968
Related party payables	-	13,323
Current portion of deferred grant income	2,836,582	2,098,884
Current employee benefit liabilities	201,332	102,475
Total current liabilities	4,663,003	3,682,650
Employee benefit liabilities	50,626	21,770
Long-term deferred grant income	1,092,773	3,148,328
Total liabilities	5,806,402	6,852,748
Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 0 and 1,300,000 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	-	13,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,889,904 and 13,582,122 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	148,899	135,821
Additional paid-in capital	38,440,011	38,440,089
Accumulated deficit	(31,175,853)	(22,869,803)
Accumulated other comprehensive loss	(788,135)	(661,260)
Total consolidated GBS Inc. equity	6,624,922	15,057,847
Non-controlling interest	(79,151)	(51,226)
Total shareholders’ equity	6,545,771	15,006,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,352,173	$21,859,369

The accompanying notes are an integral part of these consolidated financial statements.

GBS Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

	Year Ended June 30,
	2022	2021
Revenue:
Other income:
Government support income	$437,146	$1,980,484
Total revenue and other income	437,146	1,980,484

Operating expenses:
General and administrative expenses	4,920,103	3,359,065
Development and regulatory approval expenses	3,853,919	3,835,703
Prospectus and capital raising expenses	-	359,198
Total operating expenses	8,774,022	7,553,966
Loss from operations	(8,336,876)	(5,573,482)

Other income (expense):
Interest expense	(7,539)	(1,093,608)
Loss from unconsolidated equity method investment	-	(135,692)
Realized foreign exchange loss	(3,987)	(271,225)
Interest income	14,426	13,806
Total other income (expense)	2,900	(1,486,719)
Net loss	(8,333,976)	(7,060,201)
Net loss attributable to non-controlling interest	(27,925)	(22,915)
Net loss attributable to GBS Inc.	$(8,306,051)	$(7,037,286)

Other comprehensive loss, net of tax:
Foreign currency translation loss	$(126,875)	$(297,309)
Total other comprehensive loss	(126,875)	(297,309)
Comprehensive loss	(8,460,851)	(7,357,510)
Comprehensive loss attributable to non-controlling interest	(27,925)	(22,915)
Comprehensive loss attributable to GBS Inc.	$(8,432,926)	$(7,334,595)

Net loss per share, basic and diluted	$(0.57)	$(0.68)
Weighted average shares outstanding, basic and diluted	14,665,263	10,414,886

The accompanying notes are an integral part of these consolidated financial statements.

GBS Inc.

Consolidated Statements of Changes in Shareholders’ Equity

									Total
					Additional		Other	Non-	shareholders’
	Preferred stock		Common stock		paid in	Accumulated	comprehensive	controlling	equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, June 30, 2020	2,370,891	$23,709	8,630,000	$86,300	$10,899,942	$(15,832,517)	$(363,951)	$(28,311)	$(5,214,828)
Issuance of convertible preferred shares	439,299	4,393	-	-	3,290,352	-	-	-	3,294,745
Issuance of common stock at initial public offering	-	-	1,270,589	12,706	21,587,307	-	-	-	21,600,013
Issuance cost of common stock at initial public offering	-	-	-	-	(3,867,565)	-	-	-	(3,867,565)
Cancellation of common stock in exchange for preferred shares	3,000,000	30,000	(3,000,000)	(30,000)	-	-	-	-	-
Conversion of convertible notes into common stock at initial public offering	-	-	710,548	7,105	5,126,601	-	-	-	5,133,706
Conversion of convertible preferred shares into common stock at initial public offering	(2,810,190)	(28,102)	2,810,190	28,102	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	905,948	-	-	-	905,948
Series A warrants exercised to purchase common shares	-	-	59,800	598	507,702	-	-	-	508,300
Series B warrants exercised to purchase common shares	-	-	1,400,995	14,010	(14,010)	-	-	-	-
Series A and B warrants acquired	-	-	-	-	3,812	-	-	-	3,812
Conversion of convertible preferred shares into common stock	(1,700,000)	(17,000)	1,700,000	17,000	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(297,309)	-	(297,309)
Net loss	-	-	-	-	-	(7,037,286)	-	(22,915)	(7,060,201)
Balance, June 30, 2021	1,300,000	$13,000	13,582,122	$135,821	$38,440,089	$(22,869,803)	$(661,260)	$(51,226)	$15,006,621
Series B warrants exercised to purchase common shares	-	-	7,782	78	(78)	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	1,300,000	13,000	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(126,875)	-	(126,875)
Net loss	-	-	-	-	-	(8,306,051)	-	(27,925)	(8,333,976)
Balance, June 30, 2022	-	$-	14,889,904	$148,899	$38,440,011	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771

The accompanying notes are an integral part of these consolidated financial statements.

GBS Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,333,976)	$(7,060,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash (loss) gain on foreign currency translation, net	(3,987)	(271,225)
Loss on investment in affiliate	-	135,692
Contingent beneficial conversion feature on convertible notes	-	905,948
Non-cash research and development charge	2,600,000	-
Non cash refund of R&D expenditure claims	(50,958)	-
Non-cash other operating activities	(8,179)	(66,055)
Changes in operating assets and liabilities:
Grant receivable	1,828,891	-
Research and development tax incentive receivable	672,407	(1,025,455)
Other current assets	(333,743)	(2,459,955)
Other non-current assets	-	(504,000)
Accounts and other payables	255,978	782,974
Accounts payable - related party	(13,323)	(1,755,970)
Other long-term liabilities	28,856	21,770
Net cash used in operating activities	(3,358,034)	(11,296,477)
Cash flows from investing activities:
Issuance of note receivable	(500,000)	-
Amount invested on construction in progress	(380,221)	-
Net cash used in investing activities	(880,221)	-
Cash flows from financing activities:
Proceeds from issuance of warrants	-	3,812
Proceeds from warrant holders for common shares	-	508,300
Proceeds from issuance of preferred stock	-	3,294,745
Proceeds from initial public offering	-	21,600,013
Payment of equity issuance costs	-	(2,003,952)
Net cash provided by financing activities	-	23,402,918

Effect of foreign exchange rates on cash and cash equivalents	(97,129)	39,971

(Decrease) increase in cash and cash equivalents	(4,335,384)	12,146,412
Cash and cash equivalents, beginning of period	12,573,685	427,273
Cash and cash equivalents, end of period	$8,238,301	$12,573,685

Non-cash investing and financing activities
Reclassification of deferred charges to additional paid in capital upon completion of initial public offering	$-	$1,863,613
Conversion of notes to common shares at initial public offering	-	5,133,706
Cancellation of common stock in exchange for preferred shares	-	30,000
Conversion of preferred shares into common shares	13,000	45,102

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$185,301

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

We are a biosensor diagnostic technology company operating across the Asia-Pacific Region (“APAC”) region and an interest in the North America Region with the biosensor platform comprising of biochemistry, immunology, tumor markers, hormones, and nucleic acid diagnostic modalities, and worldwide with our COV2 test. We were incorporated under the laws of Delaware on December 5, 2016. Our headquarters are located in New York, New York.

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

The Company incurred a net loss of $8,306,051 for the year ended June 30, 2022 (net loss of $7,037,286 for the year ended June 30, 2021). As of June 30, 2022, the Company had shareholders’ equity of $6,545,771, working capital of $6,204,989, and an accumulated deficit of $31,175,853.

In the near future, the Company anticipates incurring operating losses and does not expect to experience positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seeks regulatory approvals to market such products.

The Company has evaluated whether there are conditions and events, considered in agreement that raise the substantial doubt about its ability to continue as going concern within one year after the date of signing of the consolidated financial statements. The Company expects that its cash and cash equivalents as of June 30, 2022, of $8.23 million, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements, taking into the accounts the proposed acquisition of Intelligent Fingerprinting Limited (IFP). Should revenue not be generated during this period to cover expenses, then these conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. Accordingly, it appears that the Company may be required to raise additional funds during the next 12 months. The company is currently evaluating potential raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. Accordingly, there appears to be substantial doubt about our ability to continue as a going concern unless we can successfully raise additional capital. The report from our independent registered public accounting firm for the year ended June 30, 2022, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations may raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) as of June 30, 2022 and 2021.

Principles of consolidation

These consolidated financial statements as of and for the years ended June 30, 2022 and 2021 include the accounts of the Company, all wholly-owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities (“VIEs”) in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

Equity offering costs

The Company complies with the requirements of ASC 340 with regards to offering costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs were charged to shareholders’ equity (deficit) upon the completion of an offering.

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

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income that is recognized in the statement of operation on a systematic basis over the useful life of the asset or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. The Company has elected to record the grants received initially as deferred income and deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The grant receivable was reduced by $2.1 million for payments received during the twelve months ended June 30, 2022 (no payments were received during the three months ended June 30, 2022) and $2.6 million remains in grant receivable on the Condensed Consolidated Balance Sheets.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $51,258 deferred grant income was recognized within other income during the current period.

Development and regulatory approval costs

Expenditures relating to R&D are expensed as incurred and recorded in development and regulatory approval in the Consolidated Statements of Operations and Other Comprehensive Loss. R&D expenses include external expenses incurred under arrangements with third parties; salaries and personnel-related costs; license fees to acquire in-process technology and other expenses. The Company recognizes the benefit of refundable R&D tax refunds as a R&D tax refund income when there is reasonable assurance that the amount claimed will be recovered (refer to the R&D tax refund discussion below).

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

R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized as the Company believes that it is probable that the amount will be recovered in full through a future claim. A total of $385,888 and $1,850,175 of R&D tax refund income is recognized in other income during the years end June 30, 2022, and 2021, respectively.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of GBS is the United States dollar. Foreign currency movements resulted a loss of $126,875 and $297,309 for the years ended June 30, 2022 and 2021, respectively.

Income taxes

In accordance with the provisions of FASB ASC 740, Income Taxes, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not that the positions will be sustained upon examination by taxing authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of June 30, 2022, and 2021, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

In relation to these licenses, there is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to June 30, 2022 (June 30, 2021: $nil).

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

Trade, note and other receivables

Trade, note and other receivables are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of June 30, 2022, and 2021.

Net loss per share attributable to common shareholders (“EPS”)

The Company calculates earnings per share attributable to common shareholders in accordance with ASC Topic 260, Earning Per Share. Basic net loss per share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common shareholders by weighted average common shares outstanding during the period plus potentially dilutive common shares, such as share warrants.

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

Property, Plant and Equipment (PPE) & Construction in Progress (CIP)

In accordance with the ASC 360, Property, Plant, and Equipment, the Company’s PPE, except land, is stated at cost net of accumulated depreciation and impairment losses, if any. Land is stated at cost less any impairment losses. Costs incurred to acquire, construct, or install PPE, before the assets is ready for use, are capitalized in CIP at historical cost. The carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP. Construction in progress is not depreciated until such time when the asset is substantially completed and ready for its intended use.

Recently issued but not yet effective accounting pronouncements

As the Company is an emerging growth company, we have elected to defer the adoption of new accounting pronouncements until they would apply to private companies.

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (“ASU 2021-10”). This update requires annual disclosures about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. Required disclosures include (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2021-10 on its consolidated financial statement disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2021-08 on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2020-06 on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 as of July 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This update requires all leases with a term greater than 12 months to be recognized on the balance sheet through a right-of-use asset and a lease liability and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for fiscal years beginning after December 15, 2021, and interim period within fiscal years beginning after December 15, 2022, as amended by ASU 2020-05 with early adoption permitted. The Company has not early adopted the standard and continues to evaluate the impact.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme or the United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

Fair value of financial instruments

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are representative of their respective fair values because of the short-term nature of those instruments.

NOTE 4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2022	June 30, 2021
Intelligent Fingerprinting Limited note receivable	$500,445	$—
Prepayments	116,525	2,424,143
Goods and services tax receivable	57,746	83,278
Deposits	46,602	—
Other receivables	25,443	1,596
Total	$746,761	$2,509,017

On June 16, 2022, the Company entered into an agreement with Intelligent Fingerprinting Limited (“IFP”), providing the Company with the exclusive right, until December 31, 2022, to evaluate and negotiate a transaction to acquire IFP or its assets. In consideration for this exclusivity, on June 16, 2022, the Company provided IFP with an unsecured term loan facility in the amount of $500,000, which is payable by IFP on the earliest of the consummation of an acquisition, 30 days following the termination of exclusivity under the exclusivity agreement, an event of default under the term loan facility agreement, or December 31, 2022. This $500,000 short term note receivable bears an interest rate of 2% per annum above the Sterling Barclays Bank Base Rate from time to time.

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

During the year ended June 30, 2022, the Company assessed the current status of the R&D activities and determined that the most likely outcome of the prepaid R&D contribution would be to be application against the exercise price in the Option Agreement and/or future royalty payments due for the Glucose Biosensor intellectual property. As this payment for the license of the Glucose Biosensor intellectual property occurred prior to regulatory approval and there is no alternative future use, the prepayment of $2,600,000 has been expensed as development and regulatory approval costs in the Consolidated Statements of Operations and Other Comprehensive Loss during the year ended June 30, 2022.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2022	June 30, 2021
Accounts and other payables	$715,902	$1,355,894
Accruals	909,187	112,074
Total	$1,625,089	$1,467,968

As on June 30, 2022 the company accrued $909,187 of which $634,518 relates to development and regulatory approval expenses, legal & consulting fees $ 136,324, audit and accounting service fees $ 99,454, and other general and administrative expenses $38,891.

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

NOTE 7. SHAREHOLDERS’ EQUITY

As of June 30, 2022, 1,401,377 Series A warrant and 52,400 Series B warrants were held by certain shareholders, respectively. Each warrant is convertible into 1 share of the Company’s common stock.

On January 1, 2022, and September 9, 2021, the Company issued 7,382 and 400 shares, respectively, of common stock as a result of Series B warrants that were exercised pursuant to the cashless exercise provision offered during the December 2020 IPO (see Note 1) and converted into common stock.

On August 31, 2021, all 1,300,000 Series B Convertible Preferred Stock was converted into common stock. Each share of Series B Convertible Preferred Stock was converted into 1 share of the Company’s common stock.

A total of 59,800 Series A warrants and 1,400,995 Series B warrants were exercised and converted into common stock during the period from the initial public offering to June 30, 2022.

A total of 1,700,000 Series B Convertible Preferred Stock was also converted into common stock as of June 30, 2021. Each share of Series B Convertible Preferred Stock was converted into 1 share of the Company’s common stock.

On December 28, 2020, the Company completed its initial public offering. See Note 1.

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

NOTE 8. RELATED PARTY TRANSACTIONS

The Company completed certain financing transactions with, LSBD as described in Note 7.

Sales to, and purchases from, related parties are made at normal market prices and on normal commercial terms. The following transactions occurred with LSBD during the period July 1, 2021, to June 30, 2022 (FY 2021: July 1, 2020 to June 30, 2021):

The Company incurred a total of $ 0 (FY 2021: $523,767) towards the services in connection with development and regulatory approval pathway for the technology, including payments made or expenses incurred on behalf of the Company. Fiscal year 2021 includes a fee of $500,000 that was paid to acquire an option and has been recognized as an expense within development and regulatory approval expenses. On March 31, 2021, GBS entered into an Option Agreement with LSBD to provide GBS the option to acquire an exclusive license for LSBD’s intellectual property. For further details, refer to Note 4.

The Company incurred a total of $145,733 (FY 2021: $212,032) towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses.

During the year ended June 30, 2022, the Company contributed a total of $2,600,000 towards budgeted development and commercialization costs to be incurred by BiosensX (North America) Inc. relating to the development and preparation for submission of the Saliva Glucose Biosensor connected with regulatory approval for the U.S. market by the U.S. Food & Drug Administration. For further details, refer to Note 4.

As of June 30, 2022, $9,054 (June 30, 2021: $13,323) remains payable to LSBD in relation to overhead reimbursements detailed above.

NOTE 9. INVESTMENT IN AFFILIATE

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

During the year ended June 30, 2022, LSBD sold all its shares in GBS. GBS determined whether it has a controlling financial interest in BiosensX (North America) Inc. by first evaluating whether the entity is a voting interest entity or a VIE under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interests. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. We concluded that GBS does not have a controlling financial interest in BiosensX (North America) Inc., hence it continues to recognize its investments in BiosensX (North America) Inc. using the equity method.

The following table summarizes the amount recorded in the consolidated financial statements:

	June 30, 2022	June 30, 2021
Investment value	$—	$135,692
Loss from the affiliate	—	(135,692)
Carrying amount	$—	$—

NOTE 10. CONSTRUCTION IN PROGRESS

During the period ending June 30, 2022, the Company incurred costs of $782,816 towards the construction of a building at the University of Newcastle. The Australian government reimbursed the Company 50% of the incurred costs. Therefore, the Company deducted the total cost incurred by the amount of grant proceeds received to arrive at the carrying amount of CIP as of June 30, 2022.

The following table summarizes the amount of CIP recorded in the Consolidated Balance Sheets:

	June 30, 2022	June 30, 2021
Investments in construction in progress	$782,816	$—
Less: 50% contributed under government grant	(391,408)	—
Carrying amount	$391,408	$—

NOTE 11. COMMITMENTS AND CONTINGENCIES

On January 21, 2021, the Company entered into a sponsored research agreement with Johns Hopkins Bloomberg School of Public Health to accelerate the development of next-generation saliva-based diagnostic tests. The Company is collaborating with the Bloomberg School of Public Health to optimize the collection of saliva and monitoring of diverse biomarkers across a number of modalities including clinical chemistry and infectious diseases. Johns Hopkins intend to utilize biosensor products to conduct in-field epidemiological studies. The Company agreed to pay Johns Hopkins a total amount of $423,589 as a part of this sponsored research agreement of which $0 remains payable as of June 30, 2022.

During February 2021 the Company signed a deed of confirmation and variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor and the SARS-CoV-2 Antibody Biosensor. The Company agreed to pay the University of Newcastle $2,054,880 of which $517,502 remains payable as of June 30, 2022.

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

NOTE 12. INCOME TAX

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carry forward was not reasonably assured as of June 30, 2022 and 2021, and we have recorded a valuation allowance of $6,064,025 and $5,946,731, respectively, against deferred tax assets in excess of deferred tax liabilities.

The components of net deferred taxes are as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets (liabilities):
Net operating loss - U.S.	4,321,600	$4,742,347
Net operating loss - Foreign	1,682,879	1,179,984
Employee benefits	59,546	24,400
Total deferred tax assets, net	6,064,025	5,946,731
Less: valuation allowance	(6,064,025)	(5,946,731)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 21%. The provision for income taxes consisted of the following:

Year Ended June 30,
	2022	2021
Current		$—
Deferred		—
Total	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Year Ended June 30,
	2022	2021
U.S. federal statutory rate applies to pretax income (loss)	(1,770,915)	$(1,452,905)
Different tax rate of subsidiary	(106,634)	(87,360)
State taxes, net of federal benefit		—
Permanent differences	117,039	281,730
Benefit of federal operating loss carryforwards		—
Cumulative adjustment to deferred taxes	1,643,216	(512,847)
Change in state tax rates and other		—
Change in valuation allowance	(117,294)	(1,771,382)
	$—	$—

As of June 30, 2022, and 2021, we had federal and foreign income tax net operating loss carry forwards of approximately $27,310,563 and $19,291,293, respectively, which expire at various dates ranging from 2038 through unlimited expiration.

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

	Year Ended June 30,
	2022	2021
Net loss attributable to GBS Inc.	$(8,306,051)	$(7,037,286)
Basic and diluted net loss per share attributed to common shareholders	$(0.57)	$(0.68)
Weighted-average number of shares outstanding	14,665,263	10,414,886

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended June 30,
	2022	2021
Warrants - Series A	1,401,377	1,401,377
Warrants - Series B	52,400	60,182
Warrants issued to underwriters	63,529	63,529
Pre IPO warrants	2,736,675	2,736,675
Warrants issued to parent entity	3,000,000	3,000,000
Preferred stock - Series B	-	1,300,000

NOTE 14. SUBSEQUENT EVENTS

The Company filed a registration statement (Form S-8) on August 5, 2022, for the registration of 500,000 shares of the Company’s common stock at $0.001 par value per share, issuable pursuant to the GBS Inc. 2019 Long Term Incentive Plan. However, the Company has not issued these shares to its employees and directors as of the date of filing these accounts.

