Form 10-K/A
period 2022-06-30
GBS Inc.
filed 2022-10-07
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No: 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

GBS Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WeWork c/o GBS Inc 142 West, 57th Street, 11th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GBS	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity on December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates, was $17,348,826.

As of October 6, 2022, there were 14,889,904 of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID	Auditor Name	Auditor Location
2256	BDO Audit Pty Ltd	Sydney, Australia

EXPLANATORY NOTE

GBS Inc. (the “Company,” “GBS,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2022 (the “Original Form 10-K”).

The purpose of this Amendment is solely to reflect the changes i) aggregated market value of the voting and non-voting common equity held by non-affiliates on December 31 2021 on the cover page, and ii) the information required in Part II , Item 9A of the Original Form 10-K, which information was previously omitted from the Original Form 10-K. Accordingly, we hereby amend and replace in its entirety Part II, Item 9A of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer (Exhibits 31.3 and 31.4) required under Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

ITEM 9A. CONTROLS AND PRECEDURES

a)	Disclosure and control procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-K/A, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of June 30, 2022 as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in our annual report on Form 10-K present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a -15(f) under the Exchange Act. Our internal control was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2022, due to the material weaknesses described below.

Material Weaknesses

As a result of the assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring:

●	The lack of sufficient financial reporting and accounting personnel with appropriate knowledge of US GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with US GAAP and SEC reporting requirements.

Remediation Plan

Management is committed to continuing with the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Since the IPO, we made the following enhancements to our control environment:

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

c. We plan to engage independent experts when complex transactions are entered;

d. We plan to recruit additional financial reporting and accounting personnel with adequate knowledge of US GAAP and SEC rules; and

e. We are in the process of engaging outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures).

Under the direction of the audit committee of the board of directors, management will continue to take measures to remediate the material weakness in the fiscal year 2023. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness.

As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

This Annual report on Form 10K/A, does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation effort, described above, there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation ((incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

3.2	Amended and Restated By-laws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No.001-39825) filed with the Commission on July 21, 2022)

3.3	Certificate of Designation of Series B Preferred Stock ((incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.1	Specimen Common Stock Certificate ((incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019.)

4.2	Form of Series A Warrant ((incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.3	Form of Series B Warrant ((incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.4	Form of Warrant Agency Agreement ((incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.5	Form LSBD Warrant ((incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

4.6#	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	2019 Incentive Equity Plan ((incorporated by reference to Exhibit 10.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 2, 2019)

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. ((incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

10.3*	Form of Employment Agreement between the Company and Mr. Simeonidis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022

10.4*	Form of Employment Agreement between the Company and Mr. Sakiris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.5	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. ((incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

10.6	Form of Exchange Agreement ((incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.7	Form of Registration Rights Agreement ((incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.8	Form of Purchase and Assignment Agreement ((incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.9	Option Agreement ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.10#	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited.

14.1	Code of Ethics ((incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020)

21.1#	List of Subsidiaries

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan.

# Filed with the original 10-K.

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBS Inc.

Date: October 7, 2022	By:	/s/ Steven Boyages
STEVEN BOYAGES
INTERIM CHIEF EXECUTIVE OFFICER AND CHAIRMAN
(Principal Executive Officer)

Date: October 7, 2022	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Boyages	Interim Chief Executive Officer, Chairman and Director	October 7, 2022
Steven Boyages	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	October 7, 2022
Spiro Sakiris	(Principal Financial Officer)

/s/ Jonathan Hurd
Jonathan Hurd	Director	October 7, 2022

/s/ George Margelis
Dr. George Margelis	Director	October 7, 2022

/s/ Lawrence Fisher
Lawrence Fisher	Director	October 7, 2022

/s/ Christopher Towers
Christopher Towers	Director	October 7, 2022

