Form 10-Q
period 2022-09-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2022-11-14
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

Intelligent Bio Solutions Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intelligent Bio Solutions Inc., 142 West, 57th Street, 11th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INBS	The Nasdaq Stock Market LLC

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

As of November 10, 2022, there were 18,352,995 of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,742,626	$8,238,301
Deferred charges	300,000	-
Grant receivable, current portion	1,443,939	1,529,882
Research and development tax incentive receivable	571,860	353,048
Other current assets	148,927	746,761
Total current assets	8,207,352	10,867,992
Long-term grant receivable	1,031,384	1,092,773
Construction in progress	416,029	391,408
Other non-current assets	504,938	-
TOTAL ASSETS	$10,159,703	$12,352,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,038,545	$1,625,089
Current portion of deferred grant income	1,018,918	2,836,582
Current employee benefit liabilities	299,686	201,332
Total current liabilities	2,357,149	4,663,003
Employee benefit liabilities	20,791	50,626
Long-term deferred grant income	2,585,629	1,092,773
Total liabilities	4,963,569	5,806,402
Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 14,889,904 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	148,899	148,899
Additional paid-in capital	38,440,011	38,440,011
Accumulated deficit	(32,384,146)	(31,175,853)
Accumulated other comprehensive loss	(923,694)	(788,135)
Total consolidated Intelligent Bio Solutions Inc. equity	5,281,070	6,624,922
Non-controlling interest	(84,936)	(79,151)
Total shareholders’ equity	5,196,134	6,545,771
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,159,703	$12,352,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenue:	-	-
Other income:
Government support income	$311,320	$-
Total revenue and other income	311,320	-

Operating expenses:
General and administrative expenses	1,450,418	1,332,520
Development and regulatory approval expenses	79,274	106,799
Total operating expenses	1,529,692	1,439,319
Loss from operations	(1,218,372)	(1,439,319)

Other income (expense):
Interest expense	(1,065)	-
Realized foreign exchange loss	(2,247)	(3,118)
Interest income	7,606	4,597
Total other income (expense)	4,294	1,479
Net loss	(1,214,078)	(1,437,840)
Net loss attributable to non-controlling interest	(5,785)	(5,188)
Net loss attributable to Intelligent Bio Solutions Inc.	$(1,208,293)	$(1,432,652)

Other comprehensive loss, net of tax:
Foreign currency translation loss	$(135,559)	$(67,482)
Total other comprehensive loss	(135,559)	(67,482)
Comprehensive loss	(1,349,637)	(1,505,322)
Comprehensive loss attributable to non-controlling interest	(5,785)	(5,188)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(1,343,852)	$(1,500,134)

Net loss per share, basic and diluted	$(0.08)	$(0.10)
Weighted average shares outstanding, basic and diluted	14,889,904	14,006,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

									Total
	Preferred stock		Common stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	shareholders’ equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, June 30, 2022	-	$-	14,889,904	$148,899	$38,440,011	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Foreign currency translation loss	-	-	-	-	-	-	(135,559)	-	(135,559)
Net loss	-	-	-	-	-	(1,208,293)	-	(5,785)	(1,214,078)
Balance, September 30, 2022	-	$-	14,889,904	$148,899	$38,440,011	$(32,384,146)	$(923,694)	$(84,936)	$5,196,134

Balance, June 30, 2021	1,300,000	$13,000	13,582,122	$135,821	$38,440,089	$(22,869,803)	$(661,260)	$(51,226)	$15,006,621
Series B warrants exercised to purchase common shares	-	-	400	4	(4)	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	1,300,000	13,000	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(67,482)	-	(67,482)
Net loss	-	-	-	-	-	(1,432,652)	-	(5,188)	(1,437,840)
Balance, September 30, 2021	-	$-	14,882,522	$148,825	$38,440,085	$(24,302,455)	$(728,742)	$(56,414)	$13,501,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,214,078)	$(1,437,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/ (gain) on foreign currency translation, net	2,247	3,118
Non-cash refund of R&D expenditure claims	(60,413)	-
Non-cash other operating activities	25,035	20,136
Changes in assets and liabilities:
Grant receivable, current and non-current	147,332	2,503,875
Research and development tax incentive receivable, current	(218,812)	-
Deferred charges	(300,000)	-
Other assets, current and non-current	92,896	240,246
Accounts and other payables	(13,299)	(635,568)
Accounts payable - related party	-	55,485
Deferred grant income, current and non-current	(324,808)	(674,984)
Other long-term liabilities	(29,835)	8,494
Net cash (used in) provided by operating activities	(1,893,735)	82,962
Cash flows from investing activities:
Amount invested on construction in progress	(474,891)	-
Net cash used in investing activities	(474,891)	-

Effect of foreign exchange rates on cash and cash equivalents	(127,049)	(48,179)

(Decrease) increase in cash and cash equivalents	(2,495,675)	34,783
Cash and cash equivalents, beginning of period	8,238,301	12,573,685
Cash and cash equivalents, end of period	$5,742,626	$12,608,468

Non-cash investing and financing activities
Conversion of preferred shares into common shares	$-	$13,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Intelligent Bio Solutions Inc. (formerly, GBS Inc.) (“INBS”) and its wholly owned subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Glucose Biosensor Systems (Greater China) Pty Ltd was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to GBS (APAC) Pty Ltd on October 14, 2020. Glucose Biosensor Systems (Japan) Pty Ltd and Glucose Biosensor Systems (APAC) Pty Ltd were formed under the laws of New South Wales, Australia on February 22, 2017 and February 23, 2017 respectively. On October 26, 2022, the Company changed its corporate name (the “Name Change”) from “GBS Inc.” to “Intelligent Bio Solutions Inc.” For purpose of the Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us” and “our” refer to INBS and its consolidated subsidiaries unless context indicates otherwise.

We are a medical technology company operating across the Asia-Pacific region (the “APAC Region”) with an objective to introduce and deliver intelligent pain free diagnostic tests. We also have an interest in the North America region. Our goal is to expand the global footprint of our drug screening tests following our recent acquisition of Intelligent Fingerprinting Limited, while continuing to develop our Biosensor Platform that we license from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or the “Licensor”). This will be followed by developing both of our platforms to their full capacity across multiple diagnostic modalities of immunology, hormones, chemistry, tumor markers and nucleic acid tests.

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

The Company incurred a net loss of $1,208,293 for the three months ended September 30, 2022 (net loss of $1,432,652 for the three months ended September 30, 2021). At September 30, 2022, the Company has shareholders’ equity of $5,196,134, working capital of $5,850,203, and an accumulated deficit of $32,384,146.

In the near future, the Company anticipates incurring operating losses and does not expect to experience positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seeks regulatory approvals to market such products.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of the condensed consolidated financial statements. The Company expects that its cash and cash equivalents as of September 30, 2022, of $5,742,626, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements, taking into account the acquisition of Intelligent Fingerprinting Limited. Should revenue not be generated during this period to cover expenses, then these conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. Accordingly, it appears that the Company will be required to raise additional funds during the next 12 months. The Company is currently evaluating potentially raising additional funds through private placements and/or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully raise additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K and 10-K/A for the year ended June 30, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 22, 2022 and amended on Form 10-K/A filed with the SEC on October 7, 2022 (as amended, the “2022 Form 10-K”).

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

Equity offering costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to shareholders’ equity upon the completion of the related offering.

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

Deferred grant income

On June 30, 2021, the Company executed a definitive grant agreement with the Australian Government to assist with building a manufacturing facility. The grant has a total value of up to $4.7 million upon the achievement of certain milestones until March 28, 2024. Proceeds from the grant will be used primarily to reimburse the Company for costs incurred in the construction of the manufacturing facility.

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

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income that is recognized in the statement of operation on a systematic basis over the useful life of the asset or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. The Company has elected to record the grants received initially as deferred income and deducting the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The grant receivable was reduced by $2.1 million for payments received during the twelve months ended June 30, 2022 (no payments were received during the three months ended September 30, 2022) and $2.5 million remains in grant receivable on the Condensed Consolidated Balance Sheets for the period ended September 30, 2022. The receivable balance at September 30, 2022 is arrived at after considering the forex impact on the grant receivable by foreign subsidiary.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $60,413 deferred grant income was recognized within other income during the current period.

Development and regulatory approval costs

Expenditures relating to research and development (“R&D”) are expensed as incurred and recorded in development and regulatory approval in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. R&D expenses include external expenses incurred under arrangements with third parties; salaries and personnel-related costs; license fees to acquire in-process technology and other expenses. The Company recognizes the benefit of refundable R&D tax refunds as a R&D tax refund income when there is reasonable assurance that the amount claimed will be recovered (refer to the R&D tax refund discussion below).

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

R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized as the Company believes that it is probable that the amount will be recovered in full through a future claim. A total of $250,907 and $nil of R&D tax refund income was recognized in other income during the three months ended September 30, 2022, and 2021, respectively.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of INBS is the United States dollar. Foreign currency movements resulted in a loss of $135,559 and $67,482 for the three months ended September 30, 2022, and 2021, respectively.

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

As of September 30, 2022, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

Licensing rights

During the first quarter of the fiscal year ended June 30, 2020, the Company purchased the license right procurement assets from LSBD for an amount of $976,308 in relation to the development and approval process for the Glucose Biosensor Technology in the APAC region. The Company recorded the license at the historical carrying value in the books of LSBD which was $nil and recorded the amount paid as a deemed dividend. The Company has agreed to pay royalties of sales & milestones payments as defined.

On September 12, 2019, the Company entered into an amended and restated license agreement for Saliva Biosensor Technology. On June 23, 2020, the Company entered into a license agreement with LSBD for the worldwide rights to SARS-CoV-2 application of the Saliva Glucose Biosensor.

In relation to these licenses, there is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to September 30, 2022.

On March 31, 2021, the Company entered into an agreement with LSBD to provide the Company an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement has a term of two years ending March 31, 2023 and the exercise price for the option is $5,000,000. The fee of $500,000 incurred for the option was expensed in the period incurred.

Trade, note and other receivables

Trade, note and other receivables are recorded net of allowances for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on various factors including historical experience, the length of time the receivables are past due and the financial health of the customer. The Company reserves specific receivables if collectability is no longer reasonably assured. Based upon the assessment of these factors, the Company did not record an allowance for uncollectible accounts as of September 30, 2022, or 2021.

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

Property, Plant and Equipment (PPE) & Construction in Progress (CIP)

In accordance with the ASC 360, Property, Plant, and Equipment, the Company’s PPE, except land, is stated at cost net of accumulated depreciation and impairment losses, if any. Land is stated at cost less any impairment losses. Costs incurred to acquire, construct, or install PPE, before the assets is ready for use, are capitalized in CIP at historical cost. The carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP. CIP is not depreciated until such time when the asset is substantially completed and ready for its intended use.

Recently issued accounting pronouncements

As the Company is an emerging growth company, we have elected to defer the adoption of new accounting pronouncements until they would apply to private companies.

Adopted:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The Company adopted ASU 2020-06 as of July 1, 2022. Adoption did not have a material impact on the Company’s financial statements.

Pending adoption:

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (“ASU 2021-10”). This update requires annual disclosures about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. Required disclosures include (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is planning to complete the required ASU 2021-10 disclosures with the filing of its Annual Report on Form 10-K for the year ending on June 30, 2023. Based on the management’s assessment of ASU2021-10, this standard is not expected to have a material impact on the Company’s financial statements.

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

NOTE 4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2022	June 30, 2022
Intelligent Fingerprinting Limited note receivable	$—	$500,445
Prepayments	41,532	116,525
Goods and services tax receivable	55,852	57,746
Deposits	44,493	46,602
Other receivables	7,050	25,443
Total	$148,927	$746,761

NOTE 5. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	September 30, 2022	June 30, 2022
Intelligent Fingerprinting Limited note receivable	$504,938	$—
Total	$504,938	$—

On June 16, 2022, the Company entered into an agreement with Intelligent Fingerprinting Limited (“IFP”), providing the Company with the exclusive right, until December 31, 2022, to evaluate and negotiate a transaction to acquire IFP or its assets. In consideration for this exclusivity, on June 16, 2022, the Company provided IFP with an unsecured term loan facility in the amount of $500,000, which was payable by IFP on the earliest of the consummation of an acquisition, 30 days following the termination of exclusivity under the exclusivity agreement, an event of default under the term loan facility agreement, or December 31, 2022. This $500,000 term note receivable bears an interest rate of 2% per annum above the Sterling Barclays Bank Base Rate from time to time. The Company subsequently completed the acquisition of IFP, and in connection therewith amended the terms of the term loan facility, in October 2022. See note 14.

Effective contemporaneously with the closing of the Company’s acquisition of IFP, the Company entered into an amendment to the bridge facility agreement between the Company and IFP, dated as of June 16, 2022, the $500,000 loan from the Company to IFP pursuant thereto will remain outstanding until October 4, 2024.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2022	June 30, 2022
Accounts and other payables	$379,912	$715,902
Accruals	658,633	909,187
Total	$1,038,545	$1,625,089

As on September 30, 2022, the Company’s $658,633 of accruals include $415,350 related to legal and consulting fees, $135,615 related to development and regulatory approval expenses, $80,363 related to audit and accounting service fees, and $27,305 related to other general and administrative expenses.

NOTE 7. SHAREHOLDERS’ EQUITY

As of September 30, 2022, 1,401,377 and 52,400 Series A and Series B warrants were held by certain shareholders, respectively. Each warrant is convertible into 1 share of the Company’s common stock.

NOTE 8. RELATED PARTY TRANSACTIONS

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms. The following transactions occurred with LSBD during the comparative period July 1, 2021, to September 30, 2021:

The Company incurred a total of $nil during three months to September 2022 (September 2021: $119,652) towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses.

During the year ended June 30, 2021, the Company contributed a total of $2,600,000 towards budgeted development and commercialization costs to be incurred by BiosensX (North America) Inc. relating to the development and preparation for submission of the Saliva Glucose Biosensor connected with regulatory approval for the U.S. market by the U.S. Food & Drug Administration.

As of September 30, 2022, $8,545 (September 30, 2021: $68,808) remains payable to LSBD in relation to overhead reimbursements detailed above.

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

During the year ended June 30, 2022, LSBD sold all its shares in INBS. The Company determined whether it has a controlling financial interest in BiosensX (North America) Inc. by first evaluating whether the entity is a voting interest entity or a VIE under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interests. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company concluded that it does not have a controlling financial interest in BiosensX (North America) Inc., hence it continues to recognize its investments in BiosensX (North America) Inc. using the equity method.

The carrying amount of investments in BiosensX (North America) Inc. was $nil as of September 30, 2022, and June 30, 2022.

NOTE 10. CONSTRUCTION IN PROGRESS

During the three months ended September 30, 2022, the Company incurred costs of $49,242 towards the construction of R&D and manufacturing facility at the University of Newcastle. The Australian government reimbursed the Company 50% of the costs incurred towards building of the facility. The carrying amounts of the Constructions in Progress (CIP) is calculated by deducting the reimbursement from total cost incurred.

The following table summarizes the amount of CIP recorded in the Condensed Consolidated Balance Sheets:

	September 30, 2022	June 30, 2022
Investments in construction in progress	$832,058	$782,816
Less: 50% contributed under government grant	(416,029)	(391,408)
Carrying amount	$416,029	$391,408

NOTE 11. COMMITMENTS AND CONTINGENCIES

During February 2021 the Company signed a deed of confirmation and variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor and the SARS-CoV-2 Antibody Biosensor. The Company agreed to pay the University of Newcastle $2,054,880 of which $135,615 remains payable as of September 30, 2022.

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

NOTE 12. INCOME TAX

The Company shall file its income tax returns with the Internal Revenue Service and Australian Taxation Office. The Company has operating losses carried forward of $28,443,205 which are derived from its operations in Australia and the US and are available to reduce future taxable income. Such loss carry forwards may be carried forward indefinitely, subject to compliance with tests of continuity and additional rules.

The net operating loss carried forward gives rise to a deferred tax asset of approximately $6,325,630. However, the Company has determined that a valuation allowance of $6,325,630 against such deferred tax asset is necessary, as it cannot be determined that the carry forwards will be utilized.

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

	Three Months Ended September 30,
	2022	2021
Net loss attributable to Intelligent Bio Solutions Inc.	$(1,208,293)	$(1,432,652)
Basic and diluted net loss per share attributed to common shareholders	$(0.08)	$(0.10)
Weighted-average number of shares outstanding	14,889,904	14,006,127

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2022	2021
Warrants - Series A	1,401,377	1,401,377
Warrants - Series B	52,400	59,782
Warrants issued to underwriters	63,529	63,529
Pre IPO warrants	2,736,675	2,736,675
Warrants issued to the licensor	3,000,000	3,000,000

NOTE 14. SUBSEQUENT EVENTS

On August 5, 2022, the Company filed a registration statement on Form S-8 with the SEC to register 500,000 shares of the Company’s common stock issuable pursuant to the Company’s 2019 Long Term Incentive Plan (the “2019 Plan”). On October 6, 2022, the Company issued 500,000 common shares to its employees under the 2019 Plan. These shares vested immediately upon issuance, and the respective holders thereof had the immediate right to receive all shares of common stock issued under the 2019 Plan.

On October 4, 2022, the Company acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales, through a share exchange agreement with the shareholders of IFP (the “Sellers”). The Company purchased 100% of the issued shares of IFP by issuing 2,963,091 shares of the Company’s common stock and 2,363,003 shares of the Company’s series C convertible preferred stock (“preferred stock”) to the Sellers. Up to an additional 1,649,273 shares of preferred stock have been reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of preferred stock held back from the Sellers for one year after the closing of the acquisition to secure potential indemnification claims by the Company against the Sellers and (ii) 1,149,273 shares of preferred stock for Sellers who are also the IFP convertible loan holders and, at each loan holder’s respective option, convert such the outstanding convertible loans to IFP into shares of Company preferred stock, contingent upon approval of the Company’s stockholders of the conversion of the preferred stock into common stock. Each preferred share will be convertible into three shares of Company common stock, contingent upon approval by the Company’s stockholders. In addition, the Company is obligated to pay the cash bonuses of approximately $350,150 (consisting of £239,707 and $83,043) to certain current and former IFP employees and directors in two equal installments. The first payment was made immediately following the closing of the acquisition, and the second payment is required to be made on the six-month anniversary of closing date of the acquisition. The acquisition of IFP will expand the Company’s platform of rapid, non-invasive diagnostic testing technologies.

In conjunction with the IFP acquisition, the Company has agreed to make a Company’s stock option plan available to IFP employees for up to 1,000,000 shares common stock following the closing of the acquisition. An equal number of stock options will be granted to the Company’s employees, for an aggregate amount of 2,000,000 Company stock options.

Due to the limited time between the transaction date and the Company’s filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, initial accounting for the business combination is incomplete and the Company is not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed, and the pro forma revenues for the combined entity. Management is evaluating the transaction costs and the fair value of consideration transferred, assets acquired, and liabilities assumed. The Company expects to provide the preliminary purchase price allocation information in the Quarterly Report on Form 10-Q for the quarter ending December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2022 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2022 Form 10-K.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our 2022 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

Intelligent Bio Solutions Inc. (formerly, GBS Inc.) (“INBS”) and its wholly owned subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Glucose Biosensor Systems (Greater China) Pty Ltd was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to GBS (APAC) Pty Ltd on October 14, 2020. Glucose Biosensor Systems (Japan) Pty Ltd and Glucose Biosensor Systems (APAC) Pty Ltd were formed under the laws of New South Wales, Australia on February 22, 2017 and February 23, 2017 respectively. On October 26, 2022, the Company changed its corporate name (the “Name Change”) from “GBS Inc.” to “Intelligent Bio Solutions Inc.” For purpose of the Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us” and “our” refer to INBS and its consolidated subsidiaries unless context indicates otherwise.

We are a medical technology company operating across the Asia-Pacific region (the “APAC Region”) with an objective to introduce and deliver intelligent pain free diagnostic tests. We also have an interest in the North America region. Our goal is to expand the global footprint of our drug screening tests following our recent acquisition of Intelligent Fingerprinting Limited, while continuing to develop our Biosensor Platform that we license from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or the “Licensor”). This will be followed by developing both of our platforms to their full capacity across multiple diagnostic modalities of immunology, hormones, chemistry, tumor markers and nucleic acid tests.

Highlights of Achievements during the Quarter

Highlights of our major achievements for the quarter ended September 30, 2022 are:

●	During the quarter ended September 30, 2022 the Company negotiated the acquisition of Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales and on October 4, 2022 the Company closed on the acquisition of IFP (the “Acquisition”).

In connection with the Acquisition, on October 4, 2022, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with IFP, the holders of all of the issued shares in the capital of IFP (collectively, the “Sellers”) and the “Sellers’ Representatives” named therein (the “Sellers’ Representatives”).

Pursuant to the Share Exchange Agreement, among other things, the Company acquired from the Sellers all of the issued shares in the capital of IFP, and as consideration therefor the Company issued and sold to the Sellers upon the closing of the Acquisition (the “Closing”) an aggregate number of (i) 2,963,091 shares of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s series C convertible preferred stock, par value $0.01 per share (the “Preferred Stock”). Up to an additional 1,649,273 shares of Preferred Stock have been reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of Preferred Stock, representing approximately 10% of the total Acquisition consideration, that are being held back from the Sellers for one year after the Closing to secure potential indemnification claims by the Company against the Sellers and (ii) 1,149,273 shares of Preferred Stock to certain lenders to IFP (the “Lenders”) who may, at each such Lender’s respective option, convert such Lender’s respective loans to IFP into shares of Preferred Stock, contingent upon approval of the Company’s stockholders of the conversion of Preferred Stock into Common Stock, as described below (the “Lender Preferred Shares”). Each Preferred Share would be convertible into three shares of Common Stock, contingent upon approval by the Company’s stockholders.

Also pursuant to the Share Exchange Agreement, the Company has an obligation to provide IFP with cash in an amount such that IFP is able to pay cash payments to certain current and former United Kingdom and United States-based employees and directors (the “IFP Bonus Recipients”), in aggregate amounts of £239,707 and $83,043, respectively (the “Cash Bonuses”), plus any applicable employer’s National Insurance contributions. The Cash Bonuses are being paid to the IFP Bonus Recipients in two equal instalments, with the first payment made immediately following the Closing and the second payment to be made on the six-month anniversary of such date.

Also pursuant to the Share Exchange Agreement, the Company has agreed to make available to the employees of IFP (the “IFP Employees”) a Company stock option plan in form and substance satisfactory to the Company in relation to up to 1,000,000 shares Common Stock following the Closing on the basis that an equal number of Company stock options will be granted to the IFP Employees and Company employees up to an aggregate amount of 2,000,000 Company stock options.

Each of the Company, IFP and the Sellers made certain customary representations and warranties and agreed to certain covenants in the Share Exchange Agreement.

●	On July 13, 2022, INBS completed Institutional Review Board (IRB) approved clinical studies at the Diabetes Research Institute of Sutter Health’s Mills-Peninsula Medical Center (MPMC) in San Mateo, California. The study design was intended to support the clinical development of its next-generation Saliva Glucose Biosensor. A total of 40 adult subjects with type 2 diabetes were recruited for the study. Nearly 1,400 samples of blood and oral fluids were collected and analyzed. The subsequent statistical analysis of the correlation of glucose levels among these sample types will act as foundation for building a robust portfolio of prospective clinical evidence, forming the backbone for future regulatory submissions. The Company anticipates further clinical studies in the fourth quarter of this calendar year and will utilize Saliva Glucose Biosensors fabricated at the Centre for Organic Electronics in New South Wales, Australia

●	We are continuing to develop our R&D and manufacturing facility at University of Newcastle, Australia. During the quarter, we commenced the design of the facility and constructions of the facility is expected to start in second quarter of calendar year 2023.

●	During the quarter, we received and commenced installation of new lab equipment including the Mass Spectrometer and GPC systems, which allows to improve the specificity, sensitivity, and reproducibility of our Biosensor technology.

The Saliva Glucose Biosensor

The APAC Region includes over 164 million people living with diabetes, which accounts for approximately 38% of the world’s diabetic population. Rapid urbanization, unhealthy diets and increasingly sedentary lifestyles have resulted in ever increasing rates of obesity and diabetes across the region.

Self-testing blood glucose monitors were introduced to the market in the 1970s and, since then, the method of glucose self-monitoring has not meaningfully changed. The industry remains dominated by invasive methods that ultimately use blood or interstitial fluid to measure glucose. We believe the methodology of the Company’s Saliva Glucose Biosensor (“SGB” and, together with the software app that interfaces the SGB with the Company’s digital information system, the “SGT”) represents a breakthrough in glucose monitoring as it represents the only non-invasive, painless, and cost-effective saliva-based method of measuring glucose levels. The biosensor technology has been developed over several decades of university-based scientific research and has been extensively referenced in scientific literature.

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

We plan to leverage this usage, safe sharing and collection of data in the following four revenue-generating channels:

Direct Monetization Channel. This channel focuses on the development of revenue based on commercial relationships for the use of anonymized and compliant information derived from data generation. These services may include, but will not be limited to:

●	Fee for service, per performed action by pharma, or other commercial partners.
●	Subscription, regular recurring payments for continued access to service.
●	Prescription, value acknowledged by payer reimbursement per active user.
●	Third party coverage, other industry/retail players pay fee for their own customers.
●	Risk sharing/profit sharing, success-based payment models.
●	Advertising, third party ads tailored to demographic data leveraging characteristics unique to channel.
●	Added value of INBS brand loyalty.

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

The share structure as of November 10, 2022 was as follows:

●	18,352,995 of Issued Common Stock
●	1,401,377 of Series A warrants exercisable at $8.50
●	59,782 of Series B warrants exercisable at $0 (subject to a cashless exercise provision)
●	2,363,003 of Series C Convertible Preferred Stock
●	63,529 of Warrants issued to the underwriter exercisable at $18.70
●	2,736,675 of the Pre-IPO Warrants exercisable at $8.50 (during year two through year three after the IPO)
●	3,000,000 Warrants issued to LSBD exercisable at $17.00

Nasdaq Minimum Bid Price Requirement

On March 17, 2022, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum closing bid price per share for its common stock was below $1.00 for 30 consecutive business days preceding the date of the Notice, and that the Company did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1).

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until September 13, 2022 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed. On September 8, 2022, the Company filed a request for a second 180-day period within which to evidence compliance with the $1.00 bid price requirement following the expiration of the current compliance period on September 13, 2022. No further communication has been received from by Nasdaq as at the date of this Quarterly Report on Form 10-Q.

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

Results of Operations:

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

Government support income

Government support income increased from $0 to $311,320 for the quarter ended September 30, 2022, compared to same period in 2021. The income is comprised of $250,907 as R&D tax refund and $60,413 as unwinding of deferred grant income for which the grant is intended to compensate. This increase was primarily attributable to INBS’s subsidiary companies recognizing $250,907 as R&D tax refund on qualifying research and development expenditures during the three months ended September 30, 2022 as the Company believes that it is probable that the certain amount will be recovered in full through a future claim (see the R&D tax refund section of Note 3 to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q and incorporated herein by reference).

Operating expenses

General and administrative expenses

General and administrative expenses increased by $117,898 to $1,450,418 from $1,332,520 for the quarter year ended September 30, 2022, compared to the same period in 2021. This increase was primarily driven by an increase in operational activities following completion of the IPO in December 2020.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses decreased by $27,525 to $79,274 from $106,799 for the quarter September 30, 2022, compared to the same period in 2021. This decrease is primarily driven by timing of invoicing for milestones/ research and development activities carried on at the University of Newcastle and other research partners.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Other income and expenses

Interest expense

Interest expense increased from $0 to $1,065 for the quarter ended September 30, 2022, as compared to the same period in 2021. This increase was attributable to the payment arrangement for directors and officers insurance policy.

Realized foreign exchange loss

Realized foreign exchange loss decreased by $871 to $2,247 from $3,118 for the quarter ended September 30, 2022, compared to the same period in 2021. This decrease in loss was largely attributable to the favorable exchange rates while settling transactions in currencies other than its functional currencies.

Income tax (expense) benefit

There was no income tax expense for the three months period ended September 30, 2022, and 2021, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation loss increased by $68,077 to a loss of $135,559 from a loss of $67,482 for the quarter ended September 30, 2022, compared to the same period in 2021. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency.

Net loss

Net loss attributable to INBS decreased by $224,359 to $1,208,293 from $1,432,652 for the quarter ended September 30, 2022, compared to the same period in 2021. This decrease in loss is primarily due to recognition of government support income in the current quarter due to expenditure incurred on qualifying research and development activities.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock and the incurrence of debt. As of September 30, 2022, we had $5,742,626 in cash and cash equivalents and $5,850,203 in working capital.

See “Initial public offering & share structure” herein for details about our IPO.

The Company expects that its cash and cash equivalents as of September 30, 2022, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements, taking into account the acquisition of Intelligent Fingerprinting Limited. Should revenue not be generated during this period to cover expenses, then these conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. It appears that the Company will be required to raise additional funds during the next 12 months. The Company is currently evaluating potential raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the event we require additional capital, there can be no assurances that we will be able to raise such capital on acceptable terms, or at all. Failure to generate sufficient revenues or raise additional capital through debt or equity financings, or through collaboration agreements, strategic alliances or marketing and distribution arrangements, could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business plan. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to a reduction in our operations or the failure of our company. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our critical accounting policies are described in our Annual Report on Form 10-K filed with the SEC on September 22, 2022, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2022, there were no material changes to our critical accounting policies from those in our June 30, 2022, Annual Report on Form 10-K filed with the SEC on September 22, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of September 30, 2022 as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our unaudited condensed financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the interim periods presented.

Material Weaknesses

As a result of the assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring.

The material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including a) has not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and c) as an emerging growth company we currently have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Remediation Plan

Management is committed to continuing with the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Since the IPO, we made the following enhancements to our control environment:

●	We added accounting and finance personnel to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure and reporting lines, and to provide additional review over our disclosures;

●	We enhanced our controls to improve the preparation and review over complex accounting measurements, and the application of GAAP to significant accounts and transactions, and our financial statement disclosures;

●	We plan to engage independent experts when complex transactions are entered;

●	We plan to recruit additional financial reporting and accounting personnel with adequate knowledge of US GAAP and SEC rules; and

●	We are in the process of engaging outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures).

Under the direction of the audit committee of our board of directors, management will continue to take measures to remediate the material weakness in the fiscal year 2023. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness.

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

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on September 22, 2022 except for the risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may not be able to satisfy the continued listing requirements of the Nasdaq Capital Market in order to maintain the listing of our common stock.

On March 17, 2022, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum closing bid price per share for its common stock was below $1.00 for 30 consecutive business days preceding the date of the Notice, and that the Company did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1).

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until September 13, 2022 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed.

On September 8, 2022, the Company filed a request for a second 180-day period within which to evidence compliance with the $1.00 bid price requirement following the expiration of the current compliance period on September 13, 2022. No further communication has been received from by Nasdaq as at the date of this Quarterly Report on Form 10-Q.

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

We are party to a Technology License Agreement (the “Technology License Agreement”) with Life Science Biosensor Diagnostics Pty Ltd. (“LSBD”), pursuant to which, among other things, the Company licenses certain products from LSBD (the “Licensed Products”), and an option agreement with LSBD and BiosensX (North America) Inc., pursuant to which, among other things, LSBD granted to the Company an exclusive option (the “Option”) to purchase an exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the Biosensor technology the glucose/diabetes management field in the United States, Mexico and Canada. See exhibits 10.2, exhibits 10.3, exhibits 9, 5– Technology License Agreements of the 10-K filed on September 22, 2022 for a description of the Technology License Agreement, the Licensed Products, and the Option. According to the Australian Securities and Investment Commission’s (ASIC’s), Companies and Organizations Register, on May 10, 2022, LSBD filed a Notice of Appointment of External Administrator, followed by a filing of a Deed of Company Arrangement on the August 2, 2022. Pursuant this filing we understand that LSBD is proposing to undergo a recapitalization of its equity structure on or before December 5, 2022. We understand, the Deed Administrators granted a further extension from October 2, 2022 to December 5, 2022 to the Deed Proponents to complete their due diligence. The terms of such recapitalization or other outcome of such administration of LSBD could result in, among other things, change in control of the Licensor or more parties other than LSBD becoming the owner of the Intellectual Property (IP) rights. Accordingly, this has an inherent risk of the possibility of modifications to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of October 4, 2022, by and among GBS INC., Intelligent Fingerprinting Limited, the Sellers Listed on Schedule I thereto, Jason Isenberg (as the RFA Sellers’ Representative), and Philip Hand (as the other Sellers’ Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
3.1	Certificate of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.01 per share, of the Company, dated October 4, 2022, filed with the Secretary of State of Delaware on October 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of GBS Inc. (now known as Intelligent Bio Solutions Inc.), as filed with the Secretary of State of Delaware on October 26, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).
3.3	Amended and Restated Bylaws of Intelligent Bio Solutions Inc., as amended as of October 26, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022)
10.1	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022)
10.2	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022)
10.3	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).
10.4	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.5	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.6	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.7	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.8	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonides and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.9	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.10	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.11	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.12	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.13	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.14	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.15	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.16	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date: November 10, 2022	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

