Form 10-Q
period 2022-12-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2023-02-14
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2023, there were approximately 916,265 of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,911,682	$8,238,301
Accounts receivable, net	278,317	-
Inventories	670,968	-
Grant receivable, current portion	1,504,566	1,529,882
Research and development tax incentive receivable	490,637	353,048
Other current assets	521,894	746,761
Total current assets	6,378,064	10,867,992
Property and equipment, net	484,301	391,408
Finance lease right-of-use assets	506,360	-
Goodwill	4,130,037	-
Intangible assets, net	5,472,510	-
Long-term grant receivable	1,076,661	1,092,773
TOTAL ASSETS	$18,047,933	$12,352,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,855,465	$1,625,089
Current portion of finance lease liabilities	160,826	-
Current portion of deferred grant income	2,153,091	2,836,582
Current employee benefit liabilities	319,119	201,332
Current portion of notes payable	326,033	-
Total current liabilities	4,814,534	4,663,003
Employee benefit liabilities	23,696	50,626
Finance lease liabilities	357,326	-
Long-term deferred grant income	1,558,287	1,092,773
Notes payable	507,403	-
Convertible notes payable	523,703	-
Total liabilities	7,784,949	5,806,402
Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series C preferred stock, $0.01 par value, 4,012,276 shares designated, 2,363,003 and 0 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	23,630	-
Series D preferred stock, $0.01 par value, 500,000 shares designated, 176,462 and 0 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	1,765	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 917,650 and 744,496 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	9,177	7,445
Treasury stock, at cost, 1,386 and 0 shares as of December 31, 2022 and June 30, 2022, respectively	(14)	-
Additional paid-in capital	43,686,676	38,581,465
Accumulated deficit	(32,804,746)	(31,175,853)
Accumulated other comprehensive loss	(562,097)	(788,135)
Total consolidated Intelligent Bio Solutions Inc. equity	10,354,391	6,624,922
Non-controlling interest	(91,407)	(79,151)
Total shareholders’ equity	10,262,984	6,545,771
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,047,933	$12,352,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$356,679	$-	$356,679	$-
Cost of revenue	(112,635)	-	(112,635)	-
Gross profit	244,044	-	244,044	-

Other income:
Government support income	269,625	177,791	580,945	177,791

Operating expenses:
General and administrative expenses	(2,245,289)	(1,003,244)	(3,695,707)	(2,335,764)
Development and regulatory approval expenses	(1,191)	(2,641,182)	(80,465)	(2,747,981)
Depreciation and amortization	(398,156)	-	(398,156)	-
Total operating expenses	(2,644,636)	(3,644,426)	(4,174,328)	(5,083,745)
Loss from operations	(2,130,967)	(3,466,635)	(3,349,339)	(4,905,954)

Other income (expense):
Interest expense	(76,767)	(675)	(77,832)	(675)
Realized foreign exchange (loss)/gain	(13,901)	14	(16,148)	(3,104)
Fair value movements through profit and loss	1,793,091	-	1,793,091	-
Interest income	1,473	3,473	9,079	8,070
Total other income (expense)	1,703,896	2,812	1,708,190	4,291
Net loss	(427,071)	(3,463,823)	(1,641,149)	(4,901,663)
Net loss attributable to non-controlling interest	(6,471)	(3,825)	(12,256)	(9,013)
Net loss attributable to Intelligent Bio Solutions Inc.	$(420,600)	$(3,459,998)	$(1,628,893)	$(4,892,650)

Other comprehensive loss, net of tax:
Foreign currency translation (loss)/gain	$361,597	$7,355	$226,038	$(60,127)
Total other comprehensive (loss)/gain	361,597	7,355	226,038	(60,127)
Comprehensive loss	(65,474)	(3,456,468)	(1,415,111)	(4,961,790)
Comprehensive loss attributable to non-controlling interest	(6,471)	(3,825)	(12,256)	(9,013)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(59,003)	$(3,452,643)	$(1,402,855)	$(4,952,777)

Net loss per share, basic and diluted	$(0.46)	$(4.65)	$(1.97)	$(6.77)
Weighted average shares outstanding, basic and diluted	908,283	744,126	826,389	722,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Convertible preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, June 30, 2022*	-	$-	744,496	$7,445	-	$-	$38,581,465	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Foreign currency translation loss	-	-	-	-	-	-	-	-	(135,559)	-	(135,559)
Net loss	-	-	-	-	-	-	-	(1,208,293)	-	(5,785)	(1,214,078)
Balance, September 30, 2022	-	$-	744,496	$7,445	-	$-	$38,581,465	$(32,384,146)	$(923,694)	$(84,936)	$5,196,134
Issuance of Series C preferred stock and common stock for acquisition, net of issuance costs	2,363,003	23,630	2,963,090	29,631	-	-	4,671,009	-	-	-	4,724,270
Issuance of Series D preferred stock, net of issuance costs	176,462	1,765	-	-	-	-	160,695	-	-	-	162,460
Stock awards issued to employees	-	-	500,000	5,000	-	-	255,000	-	-	-	260,000
Payment of tax withholding for employee stock awards		-	-	-	(27,706)	(277)	(14,130)	-	-	-	(14,407)
Foreign currency translation loss	-	-	-	-	-	-	-	-	361,597	-	361,597
Net loss	-	-	-	-	-	-	-	(420,600)	-	(6,471)	(427,071)
Effect of reverse split		-	(3,289,936)	(32,899)	26,320	263	32,637	-	-	-	1
Balance, December 31, 2022	2,539,465	$25,395	917,650	$9,177	(1,386)	$(14)	$43,686,676	$(32,804,746)	$(562,097)	$(91,407)	$10,262,984

Balance, June 30, 2021*	1,300,000	$13,000	679,106	$6,791	-	$-	$38,569,119	$(22,869,803)	$(661,260)	$(51,226)	$15,006,621
Series B warrants exercised to purchase common shares	-	-	20	-	-	-	-	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	65,000	650	-	-	12,350	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(67,482)	-	(67,482)
Net loss	-	-	-	-	-	-	-	(1,432,652)	-	(5,188)	(1,437,840)
Balance, September 30, 2021	-	$-	744,126	$7,441	-	$-	$38,581,469	$(24,302,455)	$(728,742)	$(56,414)	$13,501,299
Foreign currency translation loss	-	-	-	-	-	-	-	-	7,355	-	7,355
Net loss	-	-	-	-	-	-	-	(3,459,998)	-	(3,825)	(3,463,823)
Balance, December 31, 2021	-	$-	744,126	$7,441	-	$-	$38,581,469	$(27,762,453)	$(721,387)	$(60,239)	$10,044,831

*	Include adjustments for effect of reverse stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,641,149)	$(4,901,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,533	-
Depreciation on leased assets	48,623	-
Non-cash loss on foreign currency translation, net	16,148	3,104
Provision for bad debts	22,918	-
Provision for inventory write-off	188,364	-
Share-based compensation	260,000	-
Non-cash research and development charge	-	2,600,000
Non-cash refund of R&D expenditure claims	(98,552)	-
Fair value gain on revaluation of convertible notes	(1,267,791)	-
Fair value gain on revaluation of holdback Series C Preferred Stock	(525,300)	-
Non-cash other operating activities	(17,148)	(41,211)
Changes in operating assets and liabilities:
Accounts receivable	(301,235)	-
Inventories	(35,145)	-
Grant receivable	41,428	1,828,891
Research and development tax incentive receivable	(137,589)	(109,391)
Other current assets	87,043	264,860
Accounts and other payables	(1,237,803)	(992,345)
Accounts payable - related party	-	(3,787)
Other long-term liabilities	(26,930)	8,937
Net cash (used in) provided by operating activities	(4,274,585)	(1,342,605)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(181,750)	-
Amount invested on capital work in progress	(504,445)	-
Net cash used in investing activities	(686,195)	-
Cash flows from financing activities:
Proceeds from issuance of preferred stock	220,578	-
Payment of equity issuance costs	(499,818)	-
Payment of tax withholding for employee stock awards	(14,407)	-
Payment of finance lease liabilities	(34,767)	-
Net cash provided by financing activities	(328,414)	-

Effect of foreign exchange rates on cash and cash equivalents	(37,425)	(40,458)

(Decrease) increase in cash and cash equivalents	(5,326,619)	(1,383,063)
Cash and cash equivalents, beginning of period	8,238,301	12,573,685
Cash and cash equivalents, end of period	$2,911,682	$11,190,622

Non-cash investing and financing activities
Shares issued for business acquisition	$5,530,666	$-
Note receivable settled for business acquisition	504,938	-
Deferred consideration payable for IFP acquisition	481,750	-
Conversion of preferred shares into common shares (Pre-Reverse Stock Split)	-	13,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Business

Intelligent Bio Solutions Inc. (“INBS”) (formerly known as GBS Inc.), and its wholly owned Delaware subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Our Australian subsidiary Intelligent Bio Solutions (APAC) Pty Ltd (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). The Glucose Biosensor System (Japan) Pty Ltd and Glucose Biosensor System (APAC) Pty Ltd, were deregistered on January 6, 2023, and June 9, 2022, respectively. INBS and its subsidiaries (collectively, “we,” “us,” “our,” “INBS” or the “Company,” unless context requires or indicates otherwise) were formed to provide a non-invasive, pain free innovative medical devices and screening devices. Our headquarters are in New York, New York.

We are a life sciences company marketing and developing non-invasive, real-time diagnostic testing for patients and their primary health practitioners at point of care. We operate globally with an objective to deliver intelligent pain free diagnostic tests.

Our current product portfolio includes:

●	A proprietary portable drug screening system that works by analyzing fingerprint sweat using a one-time cartridge and portable handheld reader. The system comprises of commercially available non-invasive sweat-based fingerprint diagnostics testing products (the “IFP products”) that currently detect opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, buprenorphine, and amphetamine. Customers include safety-critical industries such as construction, transportation and logistics firms, along with drug treatment organizations in the rehabilitation sector, and judicial organizations.
●	A development stage range of biosensor based Point of Care diagnostic tests (“POCT”) that are developed in the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology. Our flagship product candidate is the Saliva Glucose Biosensor (“SGB”), a POCT expected to substitute the finger pricking invasive blood glucose monitoring for diabetic patients. These tests stem from the Biosensor Platform that we license, across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “the Licensor”). The Biosensor Platform is capable of detecting multiple biological analytes by substituting the GOX enzyme with a suitable alternative for each analyte.

Reverse Stock Split

At the annual meeting of the Company’s stockholders held on February 8, 2023 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “Amendment”) to effect a reverse stock split at a ratio of not less than 1-for-2 and not more than 1-for-35 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Company’s Board of Directors (the “Board”) at its sole discretion without further approval or authorization of our stockholders. Pursuant to such authority granted by the Company’s stockholders, on February 8, 2023, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split.

On February 9, 2023, the Company filed the Amendment in order to effect 1-for-20 reverse stock split of the Company’s common stock. The Reverse Stock Split was effective at 4:05 p.m., Eastern Time, on February 9, 2023, at which time every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share are entitled to the rounding up of the fractional share to the nearest whole number. The par value of the Company’s common stock and the number of authorized shares of the common stock were not affected by the Reverse Stock Split. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on February 10, 2023. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from approximately 18,325,289 shares (excluding treasury shares) as of February 8, 2023, to approximately 916,265 shares (excluding treasury shares, and subject to the rounding up of fractional shares), and the number of authorized shares of common stock remains 100 million shares. In order reflect the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards and warrants, which will result in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares of common stock issuable upon conversion of the Company’s Series C Preferred Stock and Series D Preferred Stock, as well as any applicable conversion prices, were also adjusted in proportion to the reverse split ratio of the Reverse Stock Split (subject to adjustment for fractional interests).

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 1-for-20 Reverse Stock Split for all prior periods presented. (See Note 21 for information and disclosures relating to adjustments related to the Reverse Stock Split).

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

On December 21, 2022, the Company entered into a Securities Purchase Agreement (the “December 2022 Purchase Agreement”) with 14 investors (the “Series D Investors”), pursuant to which the Company agreed to issue and sell to the Series D Investors in a Regulation S private placement (the “December 2022 Private Placement”) (i) 176,462 shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), and (ii) 529,386 warrants (the “Series D Warrants”), with each warrant initially representing the right to purchase one share of common stock (0.05 shares post-Reverse Stock Split). An additional 26,469 warrants were issued to Winx Capital Pty Ltd., the placement agent for the December 2022 Private Placement, with each warrant initially representing the right to purchase one share of common stock (0.05 shares post-Reverse Stock Split) (the “Winx Warrants”). The Series D Warrants have an initial exercise price of $0.29 per share ($5.80 per share post-Reverse Stock Split) (subject to adjustment) and expire June 22, 2028. The Winx Warrants had an initial exercise price of $0.52 per share ($10.40 per share post-Reverse Stock Split) (subject to adjustment) and expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors. The Series D Preferred Stock and Series D Warrants were sold together as a unit (“Unit”), with each Unit consisting of one share of Series D Preferred Stock and three Series D Warrants. Each share of Series D Preferred Stock was initially convertible into three shares of Common Stock (0.15 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events). The purchase price for the Units was $1.25 per Unit. The Units offering price and the Series D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1). The shares of Series D Preferred Stock were initially convertible into an aggregate of 529,386 shares of Common Stock (26,470 shares post-Reverse Stock Split) following shareholder approval of such conversion and without the payment of additional consideration. The December 2022 Private Placement closed on December 22, 2022. (See Note 21 for information and disclosures relating to adjustments related to the Reverse Stock Split).

The Company is an emerging growth company and has not generated sufficient revenues to date. As such, the Company is generally subject to the risks associated with emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future until such time, if at all, the Company completes the development process of its products, including regulatory approvals, and thereafter, begins to commercialize and achieve substantial acceptance in the marketplace for the first of a series of products in its medical device portfolio.

The Company incurred a net loss of $420,600 and $1,628,893 for the three and six months ended December 31, 2022, respectively (net loss of $3,459,998 and $4,892,650 for the three and six months ended December 31, 2021). As of December 31, 2022, the Company has shareholders’ equity of $10,354,391, working capital of $1,563,530, and an accumulated deficit of $32,804,746.

In the near future, the Company anticipates incurring operating losses and does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seek regulatory approvals to market such products.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of the condensed consolidated financial statements. The Company expects that its cash and cash equivalents as of December 31, 2022, of $2,911,682, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. The Company is currently evaluating raising additional funds through private placements and/or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the entity may be unable to realize its assets and discharge its liabilities in the normal course of business. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully raise additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and six months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 22, 2022 and amended on Form 10-K/A filed with the SEC on October 7, 2022 (as amended, the “2022 Form 10-K”).

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

Business combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The allocation of the purchase price in a business combination requires the Company to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations.

Revenue recognition

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable.

Financial information presented on a consolidated basis accompanied by disaggregated information about revenue and other income by product types for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings. Accordingly, the Company has determined the following reporting segments (Refer to Note 4, Segment Information):

1)	Commercially available Intelligent Fingerprinting Products (IFPG)
2)	Development Stage Saliva Glucose Biosensor Platform (SGBP)

Revenues are used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues, are attributable to the IFPG segment during the three and six months ended December 31, 2022. There was no revenues, during the three and six months ended December 31, 2021.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Sales of goods - cartridges	$214,361	$—	$214,361	$—
Sales of goods - readers	103,188	—	103,188	—
Other sales	39,130	—	39,130	—
Total revenue	$356,679	$—	$356,679	$—

Other income

The other income mainly comprised of deferred grant income and R&D tax refund.

a)	Deferred grant income

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

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met, and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The grant receivable was reduced by $2.1 million for payments received during the twelve months ended June 30, 2022 (no payments were received during the three or six months ended December 31, 2022) and $2.6 million remains in grant receivable on the condensed consolidated balance sheets as of December 31, 2022. The receivable balance as of December 31, 2022, is arrived at after considering the forex impact on the grant receivable by our foreign subsidiary.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $38,139 and $98,552 deferred grant income was recognized within other income during the three and six months ended December 31, 2022, respectively. Deferred grant income recognized within other income during the three and six months ended December 31, 2021 was $31,399 and $31,399 respectively.

The current and the non-current classification of the deferred grant income is based on anticipated spending as included in the cash flow forecast prepared by the management.

b)	R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized when it is probable that the amount will be recovered in full through a future claim. A total of $231,486 and $482,393 of R&D tax refund income was recognized in other income during the three and six months ended December 31, 2022, respectively. R&D tax refund income was $146,392 and $146,392 during the three and six months ended December 31, 2021, respectively.

Development and regulatory approval expenses

Expenditures relating to research and development (“R&D”) are expensed as incurred and recorded in development and regulatory approval in the condensed consolidated statements of operations and Other Comprehensive Loss. R&D expenses include external expenses incurred under arrangements with third parties; salaries and personnel-related costs; license fees to acquire in-process technology and other expenses. The Company recognizes the benefit of refundable R&D tax refunds as a R&D tax refund income when there is reasonable assurance that the amount claimed will be recovered (refer to the R&D tax refund discussion above).

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the spot rate on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. Foreign currency movements resulted in a gain of $361,597 and $226,038 for the three and six months ended December 31, 2022, respectively. Foreign currency movements resulted in a gain of $7,355 and a loss of $60,127 for the three and six months ended December 31, 2021, respectively.

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

As of December 31, 2022, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

In relation to these licenses, there is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to December 31, 2022.

On March 31, 2021, the Company entered into an agreement with LSBD to provide the Company an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement has a term of two years ending March 31, 2023, and the exercise price for the option is $5,000,000. The fee of $500,000 incurred for the option was expensed in the period incurred. The option has not been exercised to date.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost comprises direct materials and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. General market conditions, as well as the Company’s research activities, can cause certain of its products to become obsolete. The Company writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected demand. The determination of projected demand requires the use of estimates and assumptions related to projected sales for each product. These write downs can influence results from operations.

Trade, note and other receivables

Trade receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan with the Company, and a failure to make contractual payments for a period of greater than 90 days past due.

Based upon the assessment of these factors, the Company recorded a bad debt provision of $22,918 during the three and six months ended December 31, 2022. No bad debt provision was recognized during the three and six months ended December 31, 2021. Trade receivables are recognized net of bad debt provision.

Property, Plant and Equipment (PPE) & Construction in Progress (CIP)

In accordance with the ASC 360, Property, Plant, and Equipment, the Company’s PPE, except land, is stated at cost net of accumulated depreciation and impairment losses, if any. Land is stated at cost less any impairment losses. Costs incurred to acquire, construct, or install PPE, before the assets is ready for use, are capitalized in CIP at historical cost. The carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP. CIP is not depreciated until such time when the asset is substantially completed and ready for its intended use. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

●	Computers hardware and software – 3 years
●	Equipment, Furniture and fixtures – 2-4 years
●	Leasehold improvements – shorter of asset’s estimated useful life and the remaining term of the lease

The assets’ residual values, useful lives and methods of depreciation are reviewed periodically and adjusted prospectively, if appropriate. Equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising upon de-recognition of the asset (calculated as the difference between the net disposal proceeds, if any, and the carrying value of the asset) is included in gain or loss on sale of assets in the consolidated statements of operations in the period the asset is derecognized.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. The Company evaluates its goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. The Company’s divisions are at the operating segment level, which is the level the Company’s management conducts regular reviews of the operating results. Goodwill created by acquiring a foreign operation is converted from foreign entity’s functional currency to Company’s reporting currency using the spot rate prevailing at the reporting date.

Intangible assets

Intangible assets are considered long-lived assets and are recorded at cost, less accumulated amortization and impairment losses, if any. The intangible assets are amortized over their estimated useful lives, which do not exceed any contractual periods. Amortization is recorded on a straight-line basis over their estimated useful lives. Intangible assets acquired from a foreign operation are translated from the foreign entity’s functional currency to the presentational currency based on the exchange rate at the reporting date.

Leases

The Company determines if an arrangement is a lease at its inception. Lease arrangements are comprised primarily of real estate for which the right-of-use (“ROU”) assets and the corresponding lease liabilities are presented separately on the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet.

The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date, considering publicly available data for instruments with similar characteristics. The Company accounts for the lease and non-lease components as a single lease component.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company did not recognize any impairments of long-lived assets during the three and six months ended December 31, 2022 and 2021.

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

Potentially dilutive common shares is calculated in accordance with the treasury share method, which assumes that proceeds from the exercise of all warrants are used to repurchase common share at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This update requires all leases with a term greater than 12 months to be recognized on the balance sheet through a right-of-use asset and a lease liability and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for fiscal years beginning after December 15, 2021, and interim period within fiscal years beginning after December 15, 2022, as amended by ASU 2020-05 with early adoption permitted. The Company adopted the standard on July 1, 2022. There was no impact on adoption of ASU 2016-02 as the Company did not have any material leases as of July 1, 2022, and, therefore, application of transitional practical expedients provided by the ASU is not applicable. Topic 842 was applied to the lease assumed as part of the acquisition of IFP on October 4, 2022. See Note 10 for further information and disclosures relating to ASC 842.

Pending adoption:

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (“ASU 2021-10”). This update requires annual disclosures about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. Required disclosures include (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is planning to complete the required ASU 2021-10 disclosures with the filing of its Annual Report on Form 10-K for the year ending on June 30, 2023. Based on the management’s assessment of ASU 2021-10, this standard is not expected to have a material impact on the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments – Credit Losses (“ASU 2016-13”). This update (a) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (“CECL”) (ASC 326-20); and (b) provides for recording credit losses on available-for-sale (“AFS”) debt securities through an allowance account (ASC 326-30). The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. ASU 2016-13, as amended by ASU 2019-10, is applicable for Smaller Reporting Companies (“SRCs”) for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has not early adopted the standard and continues to evaluate the impact.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme, Financial Services Compensation Scheme or the United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution.

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

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are representative of their respective fair values because of the short-term nature of those instruments. The Company has elected to carry its convertible notes at fair value.

Fair value option (“FVO”) for convertible notes

The Company elected the FVO for recognition of its convertible notes payable upon issuance as permitted under ASC 825, Financial Instruments. Under the FVO, the Company recognizes the convertible notes payable at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, direct costs and fees related to the convertible notes are recognized in general and administrative expense in the condensed consolidated statements of operations as incurred and not deferred. Changes in accrued interest for the notes are included in the change in fair value of convertible notes. Changes in fair value of the convertible notes are recognized as part of interest expense in the condensed consolidated statements of operations.

NOTE 4. SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in two operating segments and has two reportable segments, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and other income by product types for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings. Accordingly, the Company has determined the following reporting segments:

1)	Commercially available Intelligent Fingerprinting Products (“IFPG” or “IFPG segment”)
2)	Development Stage Saliva Glucose Biosensor Platform (“SGBP” or “SGBP segment”)

The following table sets forth the Company’s revenue and other income by segment.

A)	Revenue

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
IFPG	$356,679	$-	$356,679	$-
SGBP	$-	-	-	-
Total Revenue	356,679	-	356,679	-

B)	Other Income (Government Support Income)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
IFPG	$107,557	$-	$107,557	$-
SGBP	$162,068	177,791	473,388	177,791
Total Government Support Income	269,625	177,791	580,945	177,791

NOTE 5. INTELLIGENT FINGERPRINTING LIMITED ACQUISITION

On October 4, 2022, INBS acquired 100% of the outstanding shares of Intelligent Fingerprinting Limited (IFP), a company registered in England and Wales, pursuant to a Share Exchange Agreement, dated October 4, 2022 (the “Share Exchange Agreement”) by and among IFP, the holders of all of the issued shares in the capital of IFP (the “IFP Sellers”) and a representative of the Sellers. IFP owns a portfolio of intellectual property for diagnostic tests and associated technologies, including drug testing through the analysis of fingerprint sweat. The acquisition of IFP has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies.

The table below summarizes the fair value of the consideration transferred in the acquisition:

Purchase consideration (pre Reverse Stock Split basis)	Amount
Cash	$868,438
Common Stock - 2,963,091 shares @ $0.5502 / share	1,630,293
Series C Preferred Stock (base) - 2,363,003 shares @ 3 x $0.5502 / share	3,900,373
Series C Preferred Stock (holdback) - 500,000 shares @ 3 x $0.5502 / share	825,300
Total purchase price	$7,224,404

Pursuant to the Share Exchange Agreement, the Company acquired from the Sellers all of the issued and outstanding shares in the capital stock of IFP, and as consideration therefor, the Company issued and sold to the Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate number of (i) 2,963,091 shares (148,155 shares post-Reverse Stock Split) of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

Up to an additional 1,649,273 shares of Series C Preferred Stock have been reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of Series C Preferred Stock, that are being held back from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers and (ii) 1,149,273 shares of Series C Preferred Stock to certain lenders to IFP (the “IFP Lenders”). Each share of Series C Preferred Stock was initially convertible into three shares of Common Stock (0.15 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders.

Effective contemporaneously with the IFP Closing, the Company entered into an amendment to the bridge facility agreement between the Company and IFP, dated as of June 16, 2022, pursuant to which, among other things, the $504,938 (including accrued interest) loan from the Company to IFP that will remain outstanding following the date of the IFP Closing until the second anniversary of the date of the IFP Closing (the “Company-IFP Loan Agreement”).

The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805 Business Combinations.

The Company entered into various loan agreements in the aggregate amount of £1,254,270.26, including accrued interest, pursuant to which IFP is the borrower and the Company became a guarantor of IFP’s obligations thereunder (the “IFP Loan Agreements” and, together with the Company-IFP Loan Agreement, the “Loan Agreements”). Under the Loan Agreements, the loans thereunder remained outstanding following the IFP Closing and (x) the loans and certain accrued interest will convert into shares of IFP, which shares of IFP will be immediately transferred to the Company in exchange for shares of common stock and Series C Preferred Stock (as set forth in the Share Exchange Agreement) following approval of the Company Stockholder Approval Matters (defined below) or (y) the loans and certain accrued interest will become repayable on the second anniversary of the date of the IFP Closing. The loans bear interest at 17% per annum on a compounded basis, increasing to 22% per annum on a compounded basis with effect from the date that falls 12 months following the date of the IFP Closing, if the Company Stockholder Approval Matters have not been approved by the Company’s stockholders by such date. The “Company Stockholder Approval Matters” means the approval by the Company’s stockholders of (i) the conversion of the Series C Preferred Stock into common stock and (ii) any amendments to, or adoption of, any option or warrant plans to give effect to the transactions contemplated under the Share Exchange Agreement.

Each share of Series C Preferred Stock (other than the IFP Lender Preferred Shares) would automatically convert into common stock upon approval of the Company’s stockholders of the conversion of Series C Preferred Stock into common stock, and each IFP Lender Preferred Share would convert into common stock at the option of the applicable holder of such IFP Lender Preferred Shares following approval of the Company’s stockholders of the conversion of Series C Preferred Stock into common stock. In the event Company stockholder approval is not received, the convertible notes and accrued interest would remain outstanding. The number of shares of common stock into which the Series C Preferred Stock is convertible is subject to adjustment in the case of any stock dividend, stock split, combinations, or other similar recapitalization with respect to the common stock.

The rights, preferences and privileges of the Series C Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on October 4, 2022, as further described below (the “Series C Certificate of Designation”).

The Series C Preferred Stock does not have any voting rights (other than as required by law) and does not carry dividends or a liquidation preference. Each share of Series C Preferred Stock was initial convertible into 3 shares of common stock, subject to adjustment as noted above. Following the effectiveness of the 1-for-20 Reverse Stock Split effective on February 9, 2023 (the “Reverse Stock Split”), each share of Series C Preferred Stock is convertible into 0.15 shares of common stock. See Note 21 for further information and disclosures relating to Reverse Stock Split. The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805 Business Combinations.

The cash purchase consideration includes $504,938 (including accrued interest) of funds previously loaned to IFP by the Company, representing a note receivable from IFP and $363,500 for bonus payments made on behalf of the selling shareholders of IFP. The first installment of $181,750 was paid during the three months ended December 31, 2022. A second installment of $181,750 will be made on six-month anniversary of closing date of the acquisition and is recognized as consideration payable included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

The Company incurred $806,397 of equity issuance costs in relation to issuing common and Series C Preferred Stock to acquire IFP. These costs were recognized as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

The provisional allocation of the purchase price of IFP to the assets acquired and liabilities assumed, based on their relative fair values, is as follows:

Allocation of purchase consideration	Amount
Assets:
Cash and cash equivalents	$174,481
Inventory	774,625
Other current assets	345,038
Property and Equipment	52,170
Intangible assets	5,463,000
Goodwill	3,803,293
Total assets acquired	10,612,607
Liabilities:
Accounts payable and accrued expenses	(1,027,302)
Notes payable	(677,137)
Convertible notes payable	(1,683,764)
Total liabilities assumed	(3,388,203)
Net assets	$7,224,404

Acquired intangible assets of $5,463,00 include technology of $5,119,000 (which is estimated to have a useful life of 5 years), customer relationships of $252,000 (which are estimated to have a useful life of 3 years), and trade names and trademarks of $92,000 (which are estimated to have an indefinite useful life). The value assigned to technology was determined using the multi-period excess earnings methodology under the income approach, the customer relationships was valued using the distributor method under the income approach, and the trade name and trademarks was valued using the relief from royalty method.

The acquisition produced $3,803,293 of goodwill, which has been assigned to the IFPG reporting unit. The goodwill is attributable to a combination of IFP’s assembled workforce and other product and operating synergies. Goodwill arising from the IFP Acquisition is not deductible for tax purposes.

The purchase price allocation is considered provisional as the Company finalizes its determination relating to the valuation of assets and liabilities and key assumptions, approaches and judgements with respect to intangible assets acquired and the related tax effects.

Transaction costs, except for the equity issuance costs discussed above, were not material.

Intangibles acquired were remeasured at December 31, 2022 using the applicable spot rate.

From the closing date of the IFP Acquisition through December 31, 2022, the Company recognized approximately $356,679 in revenue and $315,753 in net gain relating to IFP, which included the amortization of $340,022 acquired intangibles and fair value gain on revaluation of convertible notes for $1,267,791. In addition, the Series C Preferred holdback stocks which has been treated as deferred considerations, were revalued as of December 31, 2022, and resulted in the revaluation gain of $525,300.

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operations for the years ended June 30, 2022, and 2021, respectively, have been prepared as if the acquisition of IFP had occurred on July 1, 2020, and includes adjustments for amortization related to the valuation of acquired intangibles:

	Year Ended June 30,		Year Ended June 30,
	2022	2022	2021	2021
	Reported	Pro forma	Reported	Pro forma
Revenue	$—	$1,564,224	$—	$795,547
Net loss	(8,333,976)	(12,248,340)	(7,060,201)	(9,473,952)
Net loss attributable to Intelligent Bio Solutions Inc.	(8,306,051)	(12,220,415)	(7,037,286)	(9,451,037)
Net loss per share, basic and diluted (post Reverse Stock Split)	(11.33)	(13.51)	(13.51)	(14.13)

NOTE 6. INVENTORIES

Inventories consist of the following:

	December 31, 2022	June 30, 2022
Work-in-progress	$643,730	$—
Finished goods	215,602	—
Less: Provision for inventory obsolescence	(188,364)	—
Inventory, net	$670,968	$—

NOTE 7. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2022	June 30, 2022
Intelligent Fingerprinting Limited note receivable	$—	$500,445
Prepayments	329,840	116,525
Goods and services tax receivable	29,752	57,746
Deposits	99,120	46,602
Other receivables	63,182	25,443
Total	$521,894	$746,761

On June 16, 2022, the Company entered into an agreement with IFP, providing the Company with the exclusive right, until December 31, 2022, to evaluate and negotiate a transaction to acquire IFP or its assets. In consideration for this exclusivity, on June 16, 2022, the Company provided IFP with an unsecured term loan facility in the amount of $500,000, which was payable by IFP on the earliest of the consummation of an acquisition, 30 days following the termination of exclusivity under the exclusivity agreement, an event of default under the term loan facility agreement, or December 31, 2022. This $500,000 term note receivable bore an interest rate of 2% per annum above the Sterling Barclays Bank Base Rate from time to time. The Company completed the acquisition of IFP on October 4, 2022, and, in connection therewith, the loan and accrued interest outstanding as at the date of acquisition being $ 504,938 was treated as a cash consideration in accordance with ASC 805 Business Combinations. See Note 5.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2022	June 30, 2022
Production equipment	$28,945	$—
Leasehold improvements	19,141	—
Other equipment	7,422	—
Construction in progress (CIP)	438,304	391,408
Gross property and equipment	493,812	391,408
Less: accumulated depreciation	(9,511)	—
Property and equipment, net	$484,301	$391,408

The Company recorded an expense of $9,511 in relation to the depreciation of property and equipment for the three and six months ended December 31, 2022. There was no depreciation of property and equipment during the three and six months ended December 31, 2021.

During the three and six months ended December 31, 2022, the Company incurred costs of $49,242 and $93,792, respectively, towards the construction of a building at the University of Newcastle. The Australian government reimbursed the Company for 50% of the incurred costs. Therefore, the Company has recorded the CIP as net of reimbursement received as of December 31, 2022.

The following table summarizes the amount of CIP recorded in property and equipment, net on the condensed consolidated balance sheets:

	December 31, 2022	June 30, 2022
Investments in construction in progress	$876,608	$782,816
Less: 50% contributed under government grant	(438,304)	(391,408)
Carrying amount	$438,304	$391,408

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2022	June 30, 2022
Accounts and other payables	$989,423	$715,902
Accruals	309,469	909,187
Deferred consideration*	481,750	—
Others	74,823	—
Total	$1,855,465	$1,625,089

*	The deferred consideration relates to:
a) the second payment of $181,750 for bonus payments to be made on behalf of the selling shareholders of IFP due on the six-month anniversary of closing date of the acquisition, being April 4, 2023. and

b) the fair value of $ 300,000 in relation to 500,000 Series C Preferred Stock that are being held back from the IFP Sellers for one year after the IFP Acquisition date to secure potential indemnification claims by the Company against the IFP Sellers. See Note 5 for further detail of the IFP Acquisition.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance at June 30, 2022	$—
Acquisition of IFP	3,803,293
Effect of foreign currency	326,744
Balance at December 31, 2022	$4,130,037

Goodwill resulting from the acquisition of IFP is allocated to the IFPG operating and reportable segment.

Other intangible assets

Other intangible assets consist of the following as of December 31, 2022:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	5 years	$5,119,000	$327,523	$314,729	$5,131,794
Customer relationships	3 years	252,000	$16,123	25,293	$242,830
Trade names and trademarks	Indefinite	92,000	$5,886	—	$97,886
Total intangible assets		$5,463,000	$349,532	$340,022	$5,472,510

Expense related to the amortization of other intangible assets for the three and six months ended December 31, 2022, was $340,022. There was no amortization of other intangible assets during the three and six months ended December 31, 2021.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2023	$1,178,679
2024	1,178,679
2025	1,156,335
2026	1,089,305
2027	771,626
Total	$5,374,624

There were no impairment charges related to goodwill or other intangible assets incurred in the periods presented.

NOTE 11. CONVERTIBLE NOTES

As a result of the IFP Acquisition, the Company became the guarantor to unsecured convertible notes (also referred to herein as the IFP Loan Agreements) for which IFP is the borrower. The convertible notes, plus certain accrued interest, will become due on October 4, 2024 (the second anniversary of the IFP Acquisition closing date), unless earlier converted. The convertible notes, if converted, will convert into shares of IFP, which shares of IFP will be immediately transferred to the Company in exchange for shares of the Company’s common stock and Series C Preferred Stock (as set forth in the Share Exchange Agreement) following approval by the Company’s stockholders of the Company Stockholder Approval Matters.

The convertible notes bear an interest rate of 17% per annum, on a compounded basis. The interest rate will increase to 22% per annum, on a compounded basis, on October 4, 2023 (the first anniversary of the IFP Acquisition closing date) if the Company’s shareholders have not yet approved the Company Stockholder Approval Matters have not been approved by the Company’s stockholders by such date.

Due to the Company’s election to apply the fair value option (FVO), the fair value of the convertible notes is subsequently re-measured at the end of each reporting period based on the changes in their estimated fair value. See Note 15 for additional information.

NOTE 12. NOTE PAYABLE

As a result of the acquisition of IFP, the Company assumed a note payable due to a distributor of IFP. The unpaid principal balance of the loan will accrue interest at a rate of 0.97% per annum. The balance is offset by

●	Payments of 10% of the Company’s monthly worldwide gross revenue received in the preceding month;
●	50% of any subsequent sales by the company to the distributor.

The classification of the notes payables is based on sales forecast prepared by the management.

NOTE 13. LEASES

In relation to the IFP Acquisition, the Company assumed a non-cancelable finance lease agreement. The lease has an original lease period expiring in August 2025. The lease agreement does not contain any material residual value guarantees or material restrictive covenants.

Finance lease right-of-use asset amortization and finance lease interest expenses were $48,623 and $22,448 for the three months ended December 31, 2022, respectively.

Finance lease right-of-use asset amortization and finance lease interest expenses were $48,623 and $22,448 for the six months ended December 31, 2022, respectively.

As of December 31, 2022, the remaining lease-term and discount rate on the Company’s lease was 2.7 years and 17%, respectively.

The reconciliation of the maturities of the finance lease to the finance lease liabilities recorded in the condensed consolidated balance sheet as of December 31, 2022, is as follows:

2023	$236,874
2024	244,904
2025	168,622
Total lease payments	650,400
Less: Imputed interest	(132,248)
Present value of lease liabilities	$518,152

NOTE 14. SHAREHOLDERS’ EQUITY

As of December 31, 2022 there were 1,401,377 Series A Warrants; 52,400 Series B Warrants, 529,386 Series D Warrants (defined below) and 26,469 Winx Warrants (defined below) outstanding and held by certain shareholders. Each warrant was initially represented the right to purchase one share of the Company’s common stock (subject to adjustment upon the occurrence of specified events). See Note 21 for information and disclosures relating to adjustments related to the Reverse Stock Split.

On December 21, 2022, the Company entered into a Securities Purchase Agreement (the “December 2022 Purchase Agreement”) with 14 investors (the “Series D Investors”), pursuant to which the Company agreed to issue and sell to the Series D Investors in a Regulation S private placement (the “December 2022 Private Placement”) (i) 176,462 shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), and (ii) 529,386 warrants (the “Series D Warrants”), with each warrant initially representing the right to purchase one share of common stock (0.05 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events). An additional 26,469 warrants were issued to Winx Capital Pty Ltd. (the “Winx Warrants”), the placement agent for the December 2022 Private Placement, with each warrant initially representing the right to purchase one share of common stock (0.05 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events). The Series D Warrants had an initial exercise price of $0.29 per share ($5.80 per share post-Reverse Stock Split) (subject to adjustment) and expire June 22, 2028. The Winx Warrants had an initial exercise price of $0.52 per share ($10.40 per share post-Reverse Stock Split) (subject to adjustment) and expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors. The Series D Preferred Stock and Series D Warrants were sold together as a unit (“Unit”), with each Unit consisting of one share of Series D Preferred Stock and three Series D Warrants. Each share of Series D Preferred Stock was initially convertible into three shares of Common Stock (0.15 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events). The purchase price for the Units was $1.25 per Unit. The Units offering price and the Series D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1). The shares of Series D Preferred Stock were initially convertible into an aggregate of 529,386 shares (26,470 shares post-Reverse Stock Split) of Common Stock following shareholder approval of such conversion and without the payment of additional consideration. The December 2022 Private Placement closed on December 22, 2022. See Note 21 for information and disclosures relating to adjustments related to the Reverse Stock Split.

On October 6, 2022, the Company granted its employees 500,000 (25,000 shares post-Reverse Stock Split) shares of common stock as compensation. The Company recorded stock compensation expense of $260,000, based on a pre-Reverse Stock Split share price of $0.52 per share, in relation to the issuance during the three and six months ended December 31, 2022. The Company withheld 27,706 shares (1,386 shares post-Reverse Stock Split) for the payment of withholding taxes.

On October 4, 2022, the Company issued 2,963,091 shares (148,155 shares post-Reverse Stock Split) of common stock and 2,363,003 shares of Series C Preferred Stock as partial consideration in connection with the IFP Acquisition. The Company recognized $806,397 of equity issuance costs in relation to this transaction and recorded them as reduction to additional paid-in capital on the Condensed Consolidated Balance Sheets. An additional 500,000 shares of Series C Preferred Stock will be issued by the Company on the one-year anniversary of the IFP Acquisition, pending satisfaction of potential indemnification claims by the Company against the IFP Sellers. See Note 5 for further detail of the IFP Acquisition.

The Series C Preferred Stock and Series D Preferred Stock are convertible into the Company’s common stock following approval of the Company’s stockholders of such conversion.

NOTE 15. FAIR VALUE MEASUREMENTS

Convertible notes

As detailed in Note 11, the Company assumed convertible notes as a result of the IFP Acquisition and elected to account for the convertible notes under the FVO. The Company estimated the fair value of the convertible notes based on the fair value of the maximum shares issuable upon conversion (1,149,273 shares of Series C convertible preferred stock) less one year of estimated interest to be incurred until October 4, 2023, since the number of shares to be issued factors in the interest charges for one year. If the note converts earlier than one year less shares will be issued as a result of this. If the note converts between year 1 and year 2 the maximum amount of shares gets issued and the Company will incur 22% annual interests for the period up to the date of conversion in the second year. The Company continues to estimate the fair value of the convertible notes using this method, reducing the estimated interest adjustment each quarter as the 1-year anniversary of the IFP Acquisition approaches. Accordingly, as of December 31, 2022, the fair value movement relates to the decrease in the share price from the time of acquisition to reporting date.

Increases or decreases in the fair value of the Company’s convertible notes carried at fair value are recognized as part of Other Income (expenses) in the Condensed Consolidated Statements of Operations. The interests incurred from the date of acquisition until December 31, 2022, are included as part of the Interest expense in the condensed Consolidated Statements of Operations. None of the change in the value of the convertible notes was attributable to instrument specific credit risk.

The following table provides a reconciliation of the beginning and ending balance of the convertible note liabilities measured at fair value on a recurring basis during the period:

Convertible notes carried at fair value (Level 3)
Balance at June 30, 2022	$—
Fair value of convertible notes at acquisition (Note 5)	1,683,764
Fair value gain on revaluation of convertible notes	(1,267,791)
Effect of foreign currency	107,730
Balance at December 31, 2022	$523,703

Series C Preferred Stock (holdback)

The Company has holdback 500,000 Series C Preferred Stock, from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers. Therefore, the final number of shares to be issued after the one year measurement period is contingent on any potential claims and can be variable. Each share of Series C Preferred Stock was initially convertible into three shares of Common Stock (0.15 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders. These shares are reserved, not issued, or held in Escrow account. As at December 31, 2022, the Company accounted for the fair value movement relates to the decrease in the share price from the time of acquisition to reporting date.

The following table provides a reconciliation of the beginning and ending balance of the holdback Preferred Stock measured at fair value on a recurring basis during the period:

Preferred Stock carried at fair value (Level 2)
Balance at June 30, 2022	$—
Fair value of holdback Series C Preferred Stock at acquisition (Note 5)	825,300
Fair value gain on revaluation of hold back Series C Preferred Stock	(525,300)
Balance at December 31, 2022	$300,000

The Company did not have assets or liabilities carried at fair value using Level 1 inputs during the three and six months ended December 31, 2022 and 2021.

NOTE 16. RELATED PARTY TRANSACTIONS

LSBD

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms. The following transactions occurred with LSBD and senior management personnel during the period July 1, 2022, to December 31, 2022.

The Company incurred a total cost of $nil during the three and six months ended December 31, 2022 (three and six months ended December 31, 2021: $26,081 and $145,733), towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

As of December 31, 2022, $8,545 (December 30, 2021: $9,536) remains payable to LSBD in relation to overhead reimbursements detailed above.

December 2022 Private Placement

Approximately 15.10% of funds raised in the December 2022 Private Placement were secured from Spiro Sakiris, our Chief Financial Officer (indirectly), and Manuel Kostandas, our Director of Global Integration, respectively. Mr. Sakiris indirectly invested $19,991 in the December 2022 Private Placement and Mr. Kostandas invested $13,327 in the December 2022 Private Placement.

NOTE 17. INVESTMENT IN AFFILIATE

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

During the year ended June 30, 2022, LSBD sold all the shares it held in the Company but retained ownership of 5-year non-transferrable warrants to purchase 3,000,000 common shares (150,000 shares post-Reverse Stock Split) of the Company at an exercise price of $17 per share ($340.00 per share post-Reverse Stock Split), expiring December 31, 2025. The Company determined whether it has a controlling financial interest in BiosensX (North America) Inc. by first evaluating whether the entity is a voting interest entity or a VIE under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interests. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company concluded that it does not have a controlling financial interest in BiosensX (North America) Inc., hence it continues to recognize its investments in BiosensX (North America) Inc. using the equity method.

The carrying amount of investments in BiosensX (North America) Inc. was $nil as of December 31, 2022, and June 30, 2022.

NOTE 18. COMMITMENTS AND CONTINGENCIES

During November 2022, the Company signed a deed of variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor. The Company agreed to pay the University of Newcastle $847,021 of which $847,021 remains payable as of December 31, 2022.

The Company has no material purchase commitments. For commitments on leases, refer to Note 13.

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

NOTE 19. INCOME TAX

The Company shall file its income tax returns with the Internal Revenue Service, Australian Taxation Office and His Majesty Revenue & Customs. The Company has operating losses carried forward of $30,023,714 which are derived from its operations in Australia, the UK and the US and are available to reduce future taxable income. Such loss carry forwards may be carried forward indefinitely, subject to compliance with tests of continuity and additional rules.

The net operating loss carried forward gives rise to a deferred tax asset of approximately $8,149,550 after offsetting associated deferred tax liabilities. However, the Company has determined that a valuation allowance of $8,149,550 against such deferred tax asset is necessary, as it cannot be determined that the losses carried forward will be utilized.

NOTE 20. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock or common stock equivalents outstanding after adjusting for the Reverse Stock Split on February 8, 2023. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss attributable to Intelligent Bio Solutions Inc.	$(420,600)	$(3,459,998)	$(1,628,893)	$(4,892,650)
Basic and diluted net loss per share attributed to common shareholders	$(0.46)	$(4.65)	$(1.97)	$(6.77)
Weighted-average number of shares outstanding	908,283	744,126	826,389	722,216

The following outstanding warrants and options were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

Pre reverse stock split: Anti-dilutive warrants and preferred shares

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Warrants - Series A	1,401,377	1,401,377	1,401,377	1,401,377
Warrants - Series B	52,400	59,782	52,400	59,782
Private placement warrants (Dec 2022)	529,386	-	529,386	-
Warrants issued to Winx Capital Pty Ltd	26,469	-	26,469	-
Warrants issued to underwriters	63,529	63,529	63,529	63,529
Pre IPO warrants	2,736,675	2,736,675	2,736,675	2,736,675
Preferred Stock (Series C)	2,363,003	-	2,363,003	-
Preferred Stock (Series D)	176,462	-	176,462	-
Warrants issued to LSBD	3,000,000	3,000,000	3,000,000	3,000,000

NOTE 21. SUBSEQUENT EVENTS

At the annual meeting of stockholders held on February 8, 2023 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “Amendment”) to effect the reverse stock split at a ratio of not less than 1-for-2 and not more than 1-for-35 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Company’s Board of Directors (the “Board”) at its sole discretion without further approval or authorization of our stockholders. Pursuant to such authority granted by the Company’s stockholders, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 4:05 p.m. Eastern Time on February 9, 2023 (the “Effective Time”). The Amendment provided that, at the Effective Time, every 20 shares of the Company’s issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share, which remains $0.01 per share.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from approximately 18,325,289 shares (excluding treasury shares) as of February 8, 2023, to approximately 916,265 shares (excluding treasury shares, and subject to the rounding up of fractional shares), and the number of authorized shares of common stock remains 100 million shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards and warrants (including the Series A Warrants, the Series B Warrants, the Series D Warrants and the Winx Warrants), which will result in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s 2019 Long Term Incentive Plan immediately prior to the Effective Time was reduced proportionately. The number of shares of common stock issuable upon conversion of the Company’s Series C Preferred Stock and Series D Preferred Stock, as well as any applicable conversion prices, were also adjusted in proportion to the reverse split ratio of the Reverse Stock Split (subject to adjustment for fractional interests).

No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share are entitled to the rounding up of the fractional share to the nearest whole number. The Reverse Stock Split was effective at 4:05 p.m., Eastern Time, on February 9, 2023, and the Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on February 10, 2023. The Company’s post-Reverse Stock Split common stock has a new CUSIP number (CUSIP No. 36151G402), but the par value and other terms of the common stock were not affected by the Reverse Stock Split.

The table below sets forth the impact of the pre- and post- reverse stock split on the Company’s net loss per common share - basic and diluted; weighted average common shares outstanding - basic and diluted; and shares issued and outstanding, for the years ended June 30, 2022, and June 30, 2021; the six months ended December 31, 2022 and 2021; and the three months ended December 31, 2022 and 2021:

	PRE-SPLIT		POST-SPLIT
	12 Months Ended		12 Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Loss	$(8,306,051)	$(7,037,286)	$(8,306,051)	$(7,037,286)

Shares Outstanding
Basic	14,665,263	10,414,886	733,263	520,744
Diluted	14,665,263	10,414,886	733,263	520,744

Loss per Share
Basic	$(0.57)	$(0.68)	$(11.33)	$(13.51)
Diluted	$(0.57)	$(0.68)	$(11.33)	$(13.51)

	PRE-SPLIT		POST-SPLIT
	6 Months Ended		6 Months Ended
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Net Loss	$(1,628,893)	$(4,892,650)	$(1,628,893)	$(4,892,650)

Shares Outstanding
Basic	16,527,780	14,444,324	826,389	722,216
Diluted	16,527,780	14,444,324	826,389	722,216

Loss per Share
Basic	$(0.10)	$(0.34)	$(1.97)	$(6.77)
Diluted	$(0.10)	$(0.34)	$(1.97)	$(6.77)

	PRE-SPLIT		POST-SPLIT
	3 Months Ended		3 Months Ended
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Net Loss	$(420,600)	$(3,459,998)	$(420,600)	$(3,459,998)

Shares Outstanding
Basic	18,165,656	14,882,522	908,283	744,126
Diluted	18,165,656	14,882,522	908,283	744,126

Loss per Share
Basic	$(0.02)	$(0.23)	$(0.46)	$(4.65)
Diluted	$(0.02)	$(0.23)	$(0.46)	$(4.65)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2022 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2022 Form 10-K.

Forward-Looking Information

All statements other than statements of historical fact or relating to present facts or current conditions included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and the negative of such words and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward-looking.

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

Overview

Intelligent Bio Solutions Inc. (“INBS”) (formerly known as GBS Inc.), and its wholly owned Delaware subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Our Australian subsidiary Intelligent Bio Solutions (APAC) Pty Ltd (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). The Glucose Biosensor System (Japan) Pty Ltd and Glucose Biosensor System (APAC) Pty Ltd, were deregistered on January 6, 2023, and June 9, 2022, respectively. INBS and its subsidiaries (collectively, “we,” “us,” “our,” “INBS” or the “Company,” unless context requires or indicates otherwise) were formed to provide a non-invasive, pain free innovative medical devices and screening devices. Our headquarters are in New York, New York.

We are a life sciences company marketing and developing non-invasive, real-time diagnostic testing for patients and their primary health practitioners at point of care. We operate globally with an objective to deliver intelligent pain free diagnostic tests.

Our current product portfolio includes:

●	A proprietary portable drug screening system that works by analyzing fingerprint sweat using a one-time cartridge and portable handheld reader. The system comprises of commercially available non-invasive sweat-based fingerprint diagnostics testing products (the “IFP products”) that currently detect opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, buprenorphine, and amphetamine. Customers include safety-critical industries such as construction, transportation and logistics firms, along with drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	A development stage range of biosensor based Point of Care diagnostic tests (“POCT”) that are developed in the modalities of clinical chemistry, immunology, tumor markers, allergens and endocrinology. Our flagship product candidate is the Saliva Glucose Biosensor (“SGB”), a POCT expected to substitute the finger pricking invasive blood glucose monitoring for diabetic patients. These tests stem from the Biosensor Platform that we license, across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “the Licensor”). The Biosensor Platform is capable of detecting multiple biological analytes by substituting the GOX enzyme with a suitable alternative for each analyte.

Our objectives:

●	To expand the IFP product line in drug testing markets concentrating on:

◌	increasing market share in current markets, which have been the UK and West Europe.
◌	commence distribution into the Asia region and
◌	commence the regulatory approval process with the United States Food and Drug Administration (the “FDA”) for the purpose of expanding into the sectors of the USA markets where such approval is required.

●	To complete development and commercialize the SGB the diagnostic test that stems from the Biosensor Platform that we license from LSBD, in the regions covered by the license. This will be followed by developing the platform further to testing across the diagnostic modalities of immunology, hormones, chemistry, tumor markers and nucleic acid tests.

Recent Developments

Highlights of our major achievements for the six months ended December 31, 2022, are:

●	The Company completed the acquisition of Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales and on October 4, 2022 (the “IFP Acquisition”). IFP owns a portfolio of intellectual property for diagnostic tests and associated technologies including drug testing through the analysis of fingerprint sweat. The acquisition of IFP has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies.

In connection with the IFP Acquisition, on October 4, 2022, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with IFP, the holders of all of the issued shares in the capital of IFP (collectively, the “IFP Sellers”) and the IFP Sellers’ representative” named therein.

Pursuant to the Share Exchange Agreement, among other things, the Company acquired from the Sellers all of the issued shares in the capital of IFP, and as consideration therefor the Company issued and sold to the Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate number of (i) 2,963,091 shares (148,155 shares post-Reverse Stock Split) of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

Up to an additional 1,649,273 shares of Series C Preferred Stock have been reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of Series C Preferred Stock, , that are being held back from the Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers and (ii) 1,149,273 shares of Series C Preferred Stock to certain lenders to IFP (the “IFP Lenders”). Each share of Series C Preferred Stock was initially convertible into three shares of Common Stock (0.15 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders.

Each share of Series C Preferred Stock was initially convertible into three shares of Common Stock (0.15 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders.

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

Also pursuant to the Share Exchange Agreement, the Company has agreed to make available to the employees of IFP (the “IFP Employees”) a Company stock option plan in form and substance satisfactory to the Company in relation to up to 1,000,000 shares (50,000 shares post-Reverse Stock Split) Common Stock following the Closing on the basis that an equal number of Company stock options will be granted to the IFP Employees and Company employees up to an aggregate amount of 2,000,000 (100,000 shares post-Reverse Stock Split) Company stock options.

Each of the Company, IFP and the Sellers made certain customary representations and warranties and agreed to certain covenants in the Share Exchange Agreement.

●	On July 13, 2022, INBS completed Institutional Review Board (IRB) approved clinical studies at the Diabetes Research Institute of Sutter Health’s Mills-Peninsula Medical Center (MPMC) in San Mateo, California. The study design was intended to support the clinical development of its next-generation Saliva Glucose Biosensor. A total of 40 adult subjects with type 2 diabetes were recruited for the study. Nearly 1,400 samples of blood and oral fluids were collected and analyzed. The subsequent statistical analysis of the correlation of glucose levels among these sample types will act as foundation for building a robust portfolio of prospective clinical evidence, forming the backbone for future regulatory submissions.

●	We are continuing to develop our R&D and manufacturing facility at University of Newcastle, Australia. During the quarter, we commenced the design of the facility and constructions of the facility is expected to start in second quarter of calendar year 2023.

●	During the quarter, we received and commenced installation of new lab equipment including the Mass Spectrometer and GPC systems, which allows to improve the specificity, sensitivity, and reproducibility of our Biosensor technology.

●	On January 23, 2023, the Company published the results of Milestone 7, a phase of its biosensor platform development at the University of Newcastle, Australia, that included testing time-to-time (TTR), sensitivity, and reproducibility. The results showed a record 4x improvement in TTR, enabling the biosensor to return test results in under one minute.

●	On December 21, 2022, the Company entered into a Securities Purchase Agreement (the “December 2022 Purchase Agreement”) with 14 investors (the “Series D Investors”), pursuant to which the Company agreed to issue and sell to the Series D Investors in a Regulation S private placement (the “December 2022 Private Placement”) (i) 176,462 shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), and (ii) 529,386 warrants (the “Series D Warrants”), with each warrant initially representing the right to purchase one share of common stock (0.05 shares post-Reverse Stock Split). An additional 26,469 warrants were issued to Winx Capital Pty Ltd., the placement agent for the December 2022 Private Placement, with each warrant initially representing the right to purchase one share of common stock (0.05 shares post-Reverse Stock Split) (the “Winx Warrants”). The Series D Warrants had an initial exercise price of $0.29 per share ($5.80 per share post-Reverse Stock Split) (subject to adjustment) and expire June 22, 2028. The Winx Warrants had an initial exercise price of $0.52 per share ($10.40 per share post-Reverse Stock Split) (subject to adjustment) and expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors. The Series D Preferred Stock and Series D Warrants were sold together as a unit (“Unit”), with each Unit consisting of one share of Series D Preferred Stock and three Series D Warrants. Each share of Series D Preferred Stock was initially convertible into three shares of Common Stock (0.15 shares post-Reverse Stock Split) (subject to adjustment upon the occurrence of specified events). The purchase price for the Units was $1.25 per Unit. The Units offering price and the Series D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1). The shares of Series D Preferred Stock were initially convertible into an aggregate of 529,386 shares (26,470 shares post-Reverse Stock Split) of Common Stock following shareholder approval of such conversion and without the payment of additional consideration. The December 2022 Private Placement closed on December 22, 2022. (See Note 21 for information and disclosures relating to adjustments related to the Reverse Stock Split).

●	During the quarter, IFP continued to expand its customer base by entering sales contract with UK Insulated Glass Manufacturer, Glass Systems, Eastern Airways and Goldstar Transport, the UK’s market-leading container haulier.

●	At the Annual Meeting on February 8, 2023 the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “Amendment”) to effect the reverse stock split at a ratio of not less than 1-for-2 and not more than 1-for-35 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Company’s Board of Directors (the “Board”) at its sole discretion without further approval or authorization of our stockholders.

Pursuant to such authority granted by the Company’s stockholders, the Board approved a one-for-twenty reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 4:05 p.m. Eastern Time on February 9, 2023 (the “Effective Time”). The Amendment provided that, at the Effective Time, every 20 shares of the Company’s issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share, which remains $0.01 per share.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from approximately 18,325,289 shares (excluding treasury shares) as of February 8, 2023, to approximately 916,265 shares (excluding treasury shares, and subject to the rounding up of fractional shares), and the number of authorized shares of common stock remains 100 million shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards and warrants, which will result in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s 2019 Plan immediately prior to the Effective Time was reduced proportionately.

The number of shares of common stock issuable upon conversion of the Company’s convertible preferred stock, as well as any applicable conversion prices were also adjusted in proportion to the reverse split ratio of the Reverse Stock Split (subject to adjustment for fractional interests).

No fractional shares will be issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share are entitled to the rounding up of the fractional share to the nearest whole number. The Reverse Stock Split was effective at 4:05 p.m., Eastern Time, on February 9, 2023, and the Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on February 10, 2023.

Our Products

Fingerprinting Drug Screening System (IFP)

Our recently acquired subsidiary, Intelligent Fingerprinting Limited, Intelligent (IFP), is the developer and owner of a unique and proprietary portable drug screening system. The system works by analyzing fingerprint sweat using a one-time (recyclable) cartridge and portable handheld reader. The system is non-invasive, fast, and cost-effective, with sample collection taking seconds with the simultaneous screening for multiple drug groups in ten minutes. A laboratory confirmation service is also available giving evidential levels of analysis should this be required. The system has applications within many sectors, and customers include safety-critical industries such as construction, transportation, and logistics firms, along with drug treatment organizations in the rehabilitation sector, as well as the United Kingdom (UK) coroners.

The Intelligent Fingerprinting Drug Screening System consists of a small, tamper-evident Drug Screening Cartridge (for sample collection) and the portable DSR-Plus, which reads the Cartridge to provide the drug screening results.

Intelligent Fingerprinting offers several fingerprint-based drug screening tests including:

●	DSC2 – testing for Methamphetamine, Methadone, Benzodiazepines, Buprenorphine
●	DSC 5 – testing for Opiates, Cocaine, Cannabis and Methamphetamines
●	DSC 8 – testing for Opiates, Methadone, Buprenorphine and Benzodiazepines
●	DSC 10 – testing for Amphetamine, Opiates, Cannabis and Cocaine

IFP has developed both a Point of Care drug screening test system (“POCT”) and a drug laboratory-based confirmation testing service. Both of these involve the collection of fingerprints sweat samples for analysis. For many years, competitor POCT systems and confirmation tests needed to rely on the collection of either urine or oral fluid (saliva) body fluid samples. There are several significant benefits of IFP analysis of fingerprint sweat over urine and oral fluid drug testing:

1.	Non-Invasive sample collection – Fingerprint sweat can be collected within seconds in any location without the need for specialist trained, gender-specific collectors or prepared collection areas. The sweat from fingerprints is collected simply by pressing each finger one by one for five seconds onto a disposable sample collection cartridge. In contrast, the collection of urine and oral fluid samples can take many hours, requires trained collectors, and to avoid cheating of the tests, the collection areas need to be specially prepared, and the collection of the sample directly observed, which is clearly extremely invasive and undignified in the case of urine.

2.	Hygienic and non-biohazardous – Fingerprint sweat samples are non-biohazardous and so the screening and collection kit material can be disposed of in routine waste or recycled. Kits used to collect urine and saliva are a potential biohazard and must be treated as such – either incinerated or into landfill.

3.	Accurate Results – The results of conventional urine and oral fluid POCT drug screening tests require reading of the test results through interpreting the presence or absence of coloured test lines using the naked eye. Often these test lines are weak and difficult to see, leading to inaccuracy in reading the test result. In contrast the results of the IFP screening test is provided automatically by the DSR-Plus reader unit. This provides an unambiguous test result that does not require any user interpretation, increasing the accuracy of the test.

The combination of these benefits mean that fingerprint drug testing provides a more cost-effective, less invasive and more dignified method when compared to urine and oral fluid-based tests.

Biosensor Platform Technology

The “Biosensor Platform” on which the SGB is based is a modified Organic Thin Film Transistor (OTFT). The OTFT structure consists of a source and drain electrode, a semiconducting layer, a gate electrode, an optional separation (or dielectric) layer, all printed on a substrate material and superimposed by a polyelectrolyte membrane/enzyme layer onto which the analyte is placed. The Biosensor Platform is capable of detecting multiple biological analytes by substituting the GOX enzyme with a suitable alternative for each analyte. The substitute enzyme will generate an electrical current signal that is detected in a manner identical to the SGB. Our flagship product candidate from Biosensor Platform Technology is the Saliva Glucose Test (SGT), a POCT expected to substitute the finger pricking invasive blood glucose monitoring for diabetic patient. Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or Licensor) is an Australian company that owns the worldwide intellectual property rights to the biosensor platform from University of Newcastle, Australia. LSBD has licensed to us that technology for us to introduce and launch the platform in the APAC Region.

Our flagship product candidate from Biosensor Platform Technology is the Saliva Glucose Test (SGT), a POCT expected to substitute the finger pricking invasive blood glucose monitoring for diabetic patients.

The Saliva Glucose Test (SGT)

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

The Saliva Glucose Biosensor (SGB)

The SGB was invented at the Centre for Organic Electronics (COE) at the University of Newcastle, Australia. Patents for the SGB technology have been granted in the United States (9,766,199) and China (ZL201380022888.2). The core innovative characteristic of the SGB is the sensitivity of the glucose biosensor that enables it to detect glucose in saliva at concentrations between 8 and 200 µM and exhibits linear glucose sensing characteristics at these concentrations, sensing glucose at levels 100 times lower than in blood. In addition to the patent disclosures, details of the SGB design have been published in Applied Physical Letters, a peer-reviewed physics journal. The Licensor owns patents in Australia, China and the United States protecting the following technological claims of the SGB: the architecture of a biofunctional organic thin film transistor device comprising a gate electrode, a dielectric layer, a partially-organic semiconducting layer, a source electrode, a drain electrode, a substrate and an enzyme; the method for producing the organic thin film transistor device; and the method for determining the concentration of a compound in a sample by interpreting the amperometric signals generated by the device. The Chinese and the United States patent belong to the same patent family, originating from the Australian patent. As such, all of the patents relate to identical technology claims.

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

The use of saliva as a meaningful proxy for estimating blood glucose level has been reported in scientific literature, including articles published in independent journals such as the Journal of Obesity, the Journal of International Oral Health, the Journal of Clinical and Experimental Dentistry, the Journal of Oral Biology and Craniofacial Research, Diabetes & Metabolic Syndrome, the Journal of Biological Regulators and Homeostatic Agents and Diabetologia, among others. However, a few articles have reported finding little or no significant correlation, including articles in the Journal of Clinical and Diagnostic Research and the Journal of Oral Science. Consequently, The company is performing clinical research with the objective to collect and provide the data necessary to support that saliva can be utilized as a non-invasive alternative to blood to monitor glycemic status in diabetes patients.

Other Tests Based on the Biosensor Platform

As discussed above, the architecture of the Biosensor Platform allows the recognition element of the biosensor to be exchanged. Accordingly, the GOX element used to detect glucose in the case of the SGB can be substituted for a different enzyme, cancer biomarkers, immunological tests, hormones and other biomarkers. The substitute recognition element will catalyze a reaction leading to a signal that is proportional to the amount of analyte, or participate in a binding reaction of labelled antibodies that will lead to a signal proportional to the amount of analyte of interest. Given the underlying sensing mechanism is unaltered, we believe the technical risk associated with the development and manufacturing scale-up of other tests for biomarkers other than glucose is considered to be relatively low.

Results of Operations:

Comparison of the Three and Six Months Ended December 31, 2022 and 2021

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$356,679	$-	$356,679	$-
Cost of revenue	(112,635)	-	(112,635)	-
Gross profit	244,044	-	244,044	-

Other income:
Government support income	269,625	177,791	580,945	177,791

Operating expenses:
General and administrative expenses	(2,245,289)	(1,003,244)	(3,695,707)	(2,335,764)
Development and regulatory approval expenses	(1,191)	(2,641,182)	(80,465)	(2,747,981)
Depreciation and amortization	(398,156)	-	(398,156)	-
Total operating expenses	(2,644,636)	(3,644,426)	(4,174,328)	(5,083,745)
Loss from operations	(2,130,967)	(3,466,635)	(3,349,339)	(4,905,954)

Other income (expense):
Interest expense	(76,767)	(675)	(77,832)	(675)
Realized foreign exchange (loss)/gain	(13,901)	14	(16,148)	(3,104)
Fair value movements through profit and loss	1,793,091	-	1,793,091	-
Interest income	1,473	3,473	9,079	8,070
Total other income (expense)	1,703,896	2,812	1,708,190	4,291
Net loss	(427,071)	(3,463,823)	(1,641,149)	(4,901,663)
Net loss attributable to non-controlling interest	(6,471)	(3,825)	(12,256)	(9,013)
Net loss attributable to Intelligent Bio Solutions Inc.	$(420,600)	$(3,459,998)	$(1,628,893)	$(4,892,650)

Other comprehensive loss, net of tax:
Foreign currency translation (loss)/gain	$361,597	$7,355	$226,038	$(60,127)
Total other comprehensive (loss)/gain	361,597	7,355	226,038	(60,127)
Comprehensive loss	(65,474)	(3,456,468)	(1,415,111)	(4,961,790)
Comprehensive loss attributable to non-controlling interest	(6,471)	(3,825)	(12,256)	(9,013)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(59,003)	$(3,452,643)	$(1,402,855)	$(4,952,777)

Net loss per share, basic and diluted	$(0.46)	$(4.65)	$(1.97)	$(6.77)
Weighted average shares outstanding, basic and diluted	908,283	744,126	826,389	722,216

Revenue

Sales of goods

Revenue from sales of good increased from $0 to $356,679 for the quarter ended December 31, 2022, compared to same period in 2021. This is due acquisition of IFP during the current quarter ended December 31, 2022.

Revenue from sales of good increased from $0 to $356,679 for the six months ended December 31, 2022, compared to same period in 2021. This is due acquisition of IFP during the current period.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Sales of goods - cartridges	$214,361	$—	$214,361	$—
Sales of goods - readers	103,188	—	103,188	—
Other sales	39,130	—	39,130	—
Total revenue	$356,679	$—	$356,679	$—

Gross profit

Gross profit in the IFPG segment increased from $0 to $244,044 for the quarter ended December 31, 2022, compared to same period in 2021. This is due to the acquisition of IFP during the current quarter.

Gross profit in the IFPG segment increased from $0 to $244,044 for the six months ended December 31, 2022, compared to same period in 2021. This is due to the acquisition of IFP during the current period.

Government support income

Government support income in the IFPG and SGBP segments increased by $91,834 from $177,791 to $269,625 for the quarter ended December 31, 2022, compared to same period in 2021. This decrease was primarily attributable to timing of amount spent on qualifying research and development expenditure for research and development government subsidies.

Government support income in the IFPG and SGBP segment increased by $403,154 from $177,791 to $580,945 for the six months ended December 31, 2022, compared to same period in 2021. This increase was primarily attributable to qualifying research and development expenditures incurred during the current period including the completion of Milestone 7, a phase of its biosensor platform development at the University of Newcastle, Australia.

The grant support income is primarily attributable to INBS’s subsidiary companies recognizing R&D tax refund as the Company believes that it is probable that the certain amount will be recovered in full through a future claim (see Note 3 for further information and disclosures relating R&D tax refund).

Operating expenses

General and administrative expenses

General and administrative expenses increased by $1,242,045 to $2,245,289 from $1,003,244 for the quarter ended December 31, 2022, compared to the same period in 2021. This is largely due to the effects of acquisition of IFP, as results of operations of IFP is consolidated in current period from the date of acquisition.

General and administrative expenses increased by $1,359,943 to $3,695,707 from $2,335,764 for the six months ended December 31, 2022, compared to the same period in 2021. This is largely due to the effects of acquisition of IFP, as results of operations of IFP is consolidated in current period from the date of acquisition.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses decreased by $2,639,991 to $1,191 from $2,641,182 for the quarter ended December 31, 2022, compared to the same period in 2021. This decrease is primarily driven by expensing of the prepaid R&D contribution of $2,600,000 during the same period in 2021.

Development and regulatory expenses decreased by $2,667,516 to $80,465 from $2,747,981 for the six months ended December 31, 2022, compared to the same period in 2021. This decrease is primarily driven by expensing of the prepaid R&D contribution of $2,600,000 during the same period in 2021.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Depreciation and amortization

Depreciation and amortization increased from $0 to $398,156 for both the quarter ended December 31, 2022, compared to same period in 2021. This is due to the acquisition of IFP and amortization of acquired Intangibles during the current quarter.

Depreciation and amortization increased from $0 to $398,156 for both the six months ended December 31, 2022, compared to same period in 2021. This is due to the acquisition of IFP and amortization of acquired Intangibles during the current period.

Other income and expenses

Interest expense

Interest expense increased by $76,092 to $76,767 from $675 for the quarter ended December 31, 2022, as compared to the same period in 2021. This increase was attributable to the interest expense recorded for convertible notes after the acquisition of IFP.

Interest expense increased by $77,157 to $77,832 from $675 for the six months ended December 31, 2022, as compared to the same period in 2021. This increase was attributable to the interest expense recorded for convertible notes after the acquisition of IFP.

Fair value movements through profit and loss

The fair value gain increased by $1,793,091 to $1,793,091 from $0 for the quarter ended December 31, 2022 as compared to the same period in 2021. This is due to revaluation gain on convertibles notes and contingent consideration for holdback shares during the current quarter.

There was no revaluation gain or loss recorded within other income and expenses for the 6 months ended December 31, 2022 and December 31, 2021.

Realized foreign exchange (loss) /gain

Realized foreign exchange loss increased by $13,915 to a loss of $13,901 from a gain of $14 for the quarter ended December 31, 2022, compared to the same period in 2021. This increase in loss was largely attributable to the unfavorable foreign exchange translations on capital raising from AUD to USD during the current quarter.

Realized foreign exchange loss increased by $13,044 to a loss of $16,148 from a loss of $3,104 for the six months ended December 31, 2022, compared to the same period in 2021. This increase in loss was largely attributable to the unfavorable foreign exchange translations on capital raising from AUD to USD during the current period.

Income tax (expense) benefit

There was no income tax expense for both the three and six months ended December 31, 2022, and 2021, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation gain increased by $354,242 to $361,597 from $7,355 for the quarter ended December 31, 2022, compared to the same period in 2021. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and liabilities of foreign subsidiaries in reporting currency.

Unrealized foreign currency translation gain increased by $286,165 to $226,038 from a loss of $60,127 for the six months ended December 31, 2022, compared to the same period in 2021. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and liabilities of foreign subsidiaries in reporting currency.

Net loss

Net loss attributable to INBS decreased by $3,039,398 to $420,600 from $3,459,998 for the quarter ended December 31, 2022, compared to the same period in 2021. This decrease is primarily driven by expensing of the prepaid R&D contribution of $2,600,000 during the same period in 2021 and recognition of fair value gain on revaluation of convertible notes and holdback Series C Preferred Stock during the current quarter of $1,793,091.

Net loss attributable to INBS decreased by $3,263,757 to $1,628,893 from $4,892,650 for the six months ended December 31, 2022, compared to the same period in 2021. This decrease is primarily driven by expensing of the prepaid R&D contribution of $2,600,000 during the same period in 2021 and recognition of fair value gain on revaluation of convertible notes and holdback Series C Preferred Stock during the current quarter of $1,793,091.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of December 31, 2022, we had $2,911,682 in cash and cash equivalents and $1,563,530 in working capital.

The Company expects that its cash and cash equivalents as of December 31, 2022, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company is currently evaluating raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company received aggregate gross proceeds of $220,585 (before deducting the placement agent’s fees and the Company’s transaction expenses) in connection with the closing of the December 2022 Private Placement on December 22, 2022. In the event we require additional capital, there can be no assurances that we will be able to raise such capital on acceptable terms, or at all. Failure to generate sufficient revenues or raise additional capital through debt or equity financings, or through collaboration agreements, strategic alliances or marketing and distribution arrangements, could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business plan. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to a reduction in our operations or the failure of our company. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of the IFP Acquisition, the Company became the guarantor to unsecured convertible notes (also referred to herein as the IFP Loan Agreements) for which IFP is the borrower. The outstanding fair value of the convertible notes as of December 31, 2022, was $523,703. The convertible notes, plus certain accrued interest, will become due on October 4, 2024 (the second anniversary of the IFP Acquisition closing date), unless earlier converted. The convertible notes bear an interest rate of 17% per annum, on a compounded basis. The interest rate will increase to 22% per annum, on a compounded basis, on October 4, 2023 (the first anniversary of the IFP Acquisition closing date) if the Company’s shareholders have not yet approved (i) the conversion of the Series C Preferred Stock into common stock and (ii) any amendments to, or adoption of, any option or warrant plans to give effect to the transactions contemplated under the Share Exchange Agreement.

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

Extended Transition Period for “Emerging Growth Companies”

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance, or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

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

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to utilize assumptions and estimates, which are based upon available information that may be subject to further refinement over the purchase accounting period of one year.

Our critical accounting policies are described in our Annual Report on Form 10-K filed with the SEC on September 22, 2022, and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.

During the six months ended December 31, 2022, there were no material changes to our critical accounting policies from those in our June 30, 2022, Annual Report on Form 10-K filed with the SEC on September 22, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2022 as described below.

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

Remediation Plan

Management is committed to continuing with the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Since the IPO, we made the following enhancements to our control environment:

●	We added accounting and finance personnel to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations, and journal entries that support financial reporting, to provide oversight, structure, and reporting lines, and to provide additional review over our disclosures;
●	We enhanced our controls to improve the preparation and review over complex accounting measurements, and the application of GAAP to significant accounts and transactions, and our financial statement disclosures;
●	We engage independent experts when complex transactions are entered into;
●	We plan to recruit additional financial reporting and accounting personnel with adequate knowledge of US GAAP and SEC rules; and
●	We are in the process of engaging outside consultants to assist us in our evaluation of the design, implementation, and documentation of internal controls that address the relevant risks, and that provide for appropriate evidence of performance of our internal controls (including completeness and accuracy procedures).

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation effort, described above, there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the current quarter ended December 31, 2022, the Company completed the acquisition of IFP. In accordance with the guidance issued by the SEC, recently acquired businesses may be excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the year of acquisition. Accordingly, management excluded the IFP Acquisition from the management’s assessment of the effectiveness of the Company’s internal control over financial reporting from October 4, 2022 (the acquisition date), which excluded total assets and total net revenue representing approximately 63% & 100% respectively, of the Company’s related consolidated financial statement amounts as of and for quarter ended December 31, 2022.

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

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on September 22, 2022, except for risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until September 13, 2022 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. The Company was not able to regain compliance during this Compliance Period. On September 8, 2022, the Company filed a request for a second 180-day period within which to evidence compliance with the $1.00 bid price requirement following the expiration of the initial compliance period on September 13, 2022. No further communication has been received from by Nasdaq as at the date of this Quarterly Report on Form 10-Q.

At our annual meeting of stockholders held on February 8, 2023 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “Amendment”) to effect the reverse stock split at a ratio of not less than 1-for-2 and not more than 1-for-35 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Company’s Board at its sole discretion without further approval or authorization of our stockholders. The primary purpose of the reverse stock split was to increase the per share market price of its common stock.

Pursuant to the authority granted by the Company’s stockholders, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 4:05 p.m. Eastern Time on February 9, 2023, and the Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on February 10, 2023.

Although the Reverse Stock Split brought the price of our common stock back above $1.00 per share in order to meet the requirements for the continued listing of our common stock on the Nasdaq Capital Market, there can be no assurance that the closing bid price of our common stock will remain at or above $1.00 for 10 consecutive business days, whether following the Reverse Stock Split or otherwise, which is required to cure our current Nasdaq listing standard deficiency. If we fail to satisfy the Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Our Licensor is undergoing equity recapitalization the outcome with which could materially and adversely affect the Company’s ability to use IP rights for the Licensed Products, as well as our business, financial condition and operating results

We are party to a Technology License Agreement (the “Technology License Agreement”) with Life Science Biosensor Diagnostics Pty Ltd. (“LSBD”), pursuant to which, among other things, the Company licenses certain products from LSBD (the “Licensed Products”), and have a 50% interest in BiosensX (North America) Inc which has exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the Biosensor technology the glucose/diabetes management field in the United States, Mexico and Canada. According to the Australian Securities and Investment Commission’s (ASIC’s), Companies and Organizations Register, on May 10, 2022, LSBD filed a Notice of Appointment of External Administrator, followed by a filing of a Deed of Company Arrangement on the August 2, 2022. We understand that LSBD is proposing to undergo a recapitalization of its equity structure on or before February 28, 2023. We understand, the deed administrators granted a further extension from December 5, 2022, to February 28, 2023, to the Deed Proponents to complete their due diligence. The terms of such recapitalization or other outcome of such administration of LSBD could result in, among other things, change in control of the Licensor or more parties other than LSBD becoming the owner of the Intellectual Property (IP) rights. Accordingly, this has an inherent risk of the possibility of modifications to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition and operating results.

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
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated December 22, 2022, filed with the Secretary of State of Delaware on December 22, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.1	Form of Warrant (Series D) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).
10.1	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022)
10.2	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022)
10.3	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).
10.4	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.5	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.6	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.7	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.8	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonidis and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.9	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.10	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.11	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.12	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.13	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.14	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.15	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.16	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).
10.17	Form of Securities Purchase Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).
10.18	Form of Registration Rights Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date: February 14, 2023	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

