Form 10-K/A
period 2022-06-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2023-03-06
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No: 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

INTELLIGENT BIO SOLUTIONS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intelligent Bio Solutions Inc. 142 West, 57th Street, 11th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INBS	The Nasdaq Stock Market LLC

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

As of March 2, 2023, there were 916,265 of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID	Auditor Name	Auditor Location
2256	BDO Audit Pty Ltd	Sydney, Australia

EXPLANATORY NOTE

Intelligent Bio Solutions Inc., formerly known as GBS Inc. (the “Company,” “we,” “us” or “our”), is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to further amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2022 (the “Original Form 10-K”) and amended on Form 10-K/A filed with the SEC on October 7, 2022.

The purpose of this Amendment is solely to file the consent of our independent registered public accounting firm (the “Auditor Consent”), which was inadvertently omitted from the Original Form 10-K. The Auditor Consent, which is filed herewith as Exhibit 23.1, does not change any previously reported financial results of operations contained in the Original Form 10-K. The cover page of this Amendment also reflects (i) the Company’s new name, Intelligent Bio Solutions Inc., and trading symbol (INBS), which changed since the filing of the Original Form 10-K, (ii) an updated address of the Company, and (iii) the number of shares of the Company issued and outstanding as of March 2, 2023.

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the Auditor Consent (Exhibit 23.1) and the currently dated certifications of the Company’s principal executive officer and principal financial officer (Exhibits 31.3 and 31.4) required under Section 302 of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation ((incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

3.2	Amended and Restated By-laws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No.001-39825) filed with the Commission on July 21, 2022)

3.3	Certificate of Designation of Series B Preferred Stock ((incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.1	Specimen Common Stock Certificate ((incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019.)

4.2	Form of Series A Warrant ((incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.3	Form of Series B Warrant ((incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

4.4	Form of Warrant Agency Agreement ((incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020.)

2

4.5	Form LSBD Warrant ((incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

4.6#	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	2019 Incentive Equity Plan ((incorporated by reference to Exhibit 10.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 2, 2019)

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. ((incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

10.3*	Form of Employment Agreement between the Company and Mr. Simeonidis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022

10.4*	Form of Employment Agreement between the Company and Mr. Sakiris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.5	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. ((incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020)

10.6	Form of Exchange Agreement ((incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.7	Form of Registration Rights Agreement ((incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.8	Form of Purchase and Assignment Agreement ((incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020)

10.9	Option Agreement ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.10#	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited.

14.1	Code of Ethics ((incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020)

21.1#	List of Subsidiaries

23.1**	Consent of BDO Audit Pty Ltd.

3

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan.

# Filed with the original 10-K.

** Filed herewith

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date: March 4, 2023	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: March 4, 2023	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer and President	March 4, 2023
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	March 4, 2023
Spiro Sakiris	(Principal Financial Officer)

/s/Stephen Boyages	Chairman and Director	March 4, 2023
Stephen Boyages

/s/ Jonathan Hurd
Jonathan Hurd	Director	March 4, 2023

/s/ Jason Isenberg
Jason Isenberg	Director	March 4, 2023

/s/ David Jenkins
David Jenkins	Director	March 4, 2023

/s/ George Margelis
Dr. George Margelis	Director	March 3, 2023

/s/ Lawrence Fisher
Lawrence Fisher	Director	March 4, 2023

/s/ Christopher Towers
Christopher Towers	Director	March 4, 2023

5