Form 10-Q
period 2023-03-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2023-05-11
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

Intelligent Bio Solutions Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Intelligent Bio Solutions Inc.,
142 West, 57th Street, 11th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INBS	The Nasdaq Stock Market LLC

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

As of May 8, 2023, there were 1,732,567 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,280,544	$8,238,301
Accounts receivable, net	296,049	-
Inventories	736,221	-
Grant receivable, current portion	-	1,529,882
Research and development tax incentive receivable	578,456	353,048
Other current assets	531,824	746,761
Total current assets	4,423,094	10,867,992
Property and equipment, net	478,120	391,408
Finance lease right-of-use assets	472,253	-
Goodwill	-	-
Intangible assets, net	5,295,234	-
Long-term grant receivable	-	1,092,773
TOTAL ASSETS	$10,668,701	$12,352,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,598,831	$1,625,089
Current portion of finance lease liabilities	174,215	-
Current portion of deferred grant income	1,093,157	2,836,582
Current employee benefit liabilities	334,227	201,332
Current portion of notes payable	335,528	-
Total current liabilities	3,535,958	4,663,003
Employee benefit liabilities	24,939	50,626
Finance lease liabilities	320,725	-
Long-term deferred grant income	-	1,092,773
Notes payable	470,872	-
Convertible notes payable	389,361	-
Total liabilities	4,741,855	5,806,402
Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series C preferred stock, 4,012,276 shares designated, 2,363,003 and 0 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	23,630	-
Series D preferred stock, 500,000 shares designated, 176,462 and 0 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	1,765	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,685,467 and 744,496 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	16,855	7,445
Treasury stock, at cost, 1,386 and 0 shares as of March 31, 2023 and June 30, 2022, respectively	(14)	-
Additional paid-in capital	45,772,664	38,581,465
Accumulated deficit	(39,148,652)	(31,175,853)
Accumulated other comprehensive loss	(639,884)	(788,135)
Total consolidated Intelligent Bio Solutions Inc. equity	6,026,364	6,624,922
Non-controlling interest	(99,518)	(79,151)
Total shareholders’ equity	5,926,846	6,545,771
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,668,701	$12,352,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$457,058	$-	$813,737	$-
Cost of revenue	(424,009)	-	(536,644)	-
Gross profit	33,049	-	277,093	-

Other income:
Government support income	117,680	192,500	698,625	370,291

Operating expenses:
Selling, general and administrative expenses	(1,898,754)	(1,122,004)	(5,594,461)	(3,457,768)
Development and regulatory approval expenses	(299,898)	(413,325)	(380,363)	(3,161,306)
Depreciation and amortization	(398,986)	-	(797,142)	-
Goodwill impairment	(4,096,490)	-	(4,096,490)	-
Total operating expenses	(6,694,128)	(1,535,329)	(10,868,456)	(6,619,074)
Loss from operations	(6,543,399)	(1,342,829)	(9,892,738)	(6,248,783)

Other income (expense):
Interest expense	(86,125)	(4,217)	(163,957)	(4,892)
Realized foreign exchange income (loss)	7,212	10	(8,936)	(3,094)
Fair value movements through profit and loss	269,787	-	2,062,878	-
Interest income	508	2,903	9,587	10,973
Total other income (expense)	191,382	(1,304)	1,899,572	2,987
Loss before income taxes	(6,352,017)	(1,344,133)	(7,993,166)	(6,245,796)
Income taxes	-	-	-	-
Net loss	(6,352,017)	(1,344,133)	(7,993,166)	(6,245,796)
Net loss attributable to non-controlling interest	(8,111)	(8,887)	(20,367)	(17,900)
Net loss attributable to Intelligent Bio Solutions Inc.	$(6,343,906)	$(1,335,246)	$(7,972,799)	$(6,227,896)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income	$(77,787)	$2,793	$148,251	$(57,334)
Total other comprehensive (loss) income	(77,787)	2,793	148,251	(57,334)
Comprehensive loss	(6,429,804)	(1,341,340)	(7,844,915)	(6,303,130)
Comprehensive loss attributable to non-controlling interest	(8,111)	(8,887)	(20,367)	(17,900)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(6,421,693)	$(1,332,453)	$(7,824,548)	$(6,285,230)

Net loss per share, basic and diluted	$(5.72)	$(1.79)	$(8.67)	$(8.54)
Weighted average shares outstanding, basic and diluted	1,108,672	744,495	919,545	729,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Convertible						Additional		Other	Non-	Total shareholders’
	preferred stock		Common stock		Treasury stock		paid in	Accumulated	comprehensive	controlling	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	(deficit)
Balance, June 30, 2022*	-	$-	744,495	$7,445	-	$-	$38,581,465	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Foreign currency translation loss	-	-	-	-	-	-	-	-	(135,559)	-	(135,559)
Net loss	-	-	-	-	-	-	-	(1,208,293)	-	(5,785)	(1,214,078)
Balance, September 30, 2022	-	$-	744,495	$7,445	-	$-	$38,581,465	$(32,384,146)	$(923,694)	$(84,936)	$5,196,134
Issuance of Series C preferred stock and common stock for acquisition, net of issuance costs	2,363,003	23,630	148,155	1,482	-	-	4,699,158	-	-	-	4,724,270
Issuance of Series D preferred stock, net of issuance costs	176,462	1,765	-	-	-	-	160,695	-	-	-	162,460
Stock awards issued to employees	-	-	25,000	250	-	-	259,750	-	-	-	260,000
Payment of tax withholding for employee stock awards		-	-	-	(1,386)	(14)	(14,393)	-	-	-	(14,407)
Foreign currency translation income	-	-	-	-	-	-	-	-	361,597	-	361,597
Net loss	-	-	-	-	-	-	-	(420,600)	-	(6,471)	(427,071)
Balance, December 31, 2022	2,539,465	$25,395	917,650	$9,177	(1,386)	$(14)	$43,686,675	$(32,804,746)	$(562,097)	$(91,407)	$10,262,983
Reverse stock split rounding adjustment	-	-	11,250	112	-	-	(112)	-	-	-	-
Issuance of common stock and warrants, net of issuance costs	-	-	654,990	6,550	-	-	2,087,117	-	-	-	2,093,667
Issuanceof common stock upon cashless exercise of warrants	-	-	101,577	1,016	-	-	(1,016)	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(77,787)	-	(77,787)
Net loss	-	-	-	-	-	-	-	(6,343,906)	-	(8,111)	(6,352,017)
Balance, March 31, 2023	2,539,465	$25,395	1,685,467	$16,855	(1,386)	$(14)	$45,772,664	$(39,148,652)	$(639,884)	$(99,518)	$5,926,846

Balance, June 30, 2021*	1,300,000	$13,000	679,106	$6,791	-	$-	$38,569,119	$(22,869,803)	$(661,260)	$(51,226)	$15,006,621
Series B warrants exercised to purchase common shares	-	-	20	-	-	-	-	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	65,000	650	-	-	12,350	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(67,482)	-	(67,482)
Net loss	-	-	-	-	-	-	-	(1,432,652)	-	(5,188)	(1,437,840)
Balance, September 30, 2021	-	$-	744,126	$7,441	-	$-	$38,581,469	$(24,302,455)	$(728,742)	$(56,414)	$13,501,299
Foreign currency translation income	-	-	-	-	-	-	-	-	7,355	-	7,355
Net loss	-	-	-	-	-	-	-	(3,459,998)	-	(3,825)	(3,463,823)
Balance, December 31, 2021	-	$-	744,126	$7,441	-	$-	$38,581,469	$(27,762,453)	$(721,387)	$(60,239)	$10,044,831
Series B warrants exercised to purchase common shares	-	-	369	4	-	-	(4)	-	-	-	-
Foreign currency translation income	-	-	-	-	-	-	-	-	2,793	-	2,793
Net loss	-	-	-	-	-	-	-	(1,335,246)	-	(8,887)	(1,344,133)
Balance, March 31, 2022	-	$-	744,495	$7,445	-	$-	$38,581,465	$(29,097,699)	$(718,594)	$(69,126)	$8,703,491

*	Include adjustments for effect of reverse stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,993,166)	$(6,245,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	702,487	-
Depreciation on leased assets	94,171	-
Non-cash loss on foreign currency translation, net	8,936	3,094
Provision for inventory write-off	186,834	-
Goodwill impairment	4,096,490	-
Share-based compensation	260,000	-
Non-cash research and development charge	-	2,600,000
Non-cash refund of R&D expenditure claims	(125,128)	(177,035)
Fair value gain on revaluation of convertible notes	(1,455,078)	-
Fair value gain on revaluation of holdback Series C Preferred Stock	(607,800)	-
Non-cash other operating activities	-	(121,254)
Changes in operating assets and liabilities:
Accounts receivable	(296,049)	-
Inventories	(74,866)	-
Grant receivable/deferred grant income	(213,543)	1,828,891
Research and development tax incentive receivable	(225,408)	843,857
Other current assets	(187,273)	146,854
Accounts and other payables	(937,960)	(514,896)
Accounts payable - related party	-	(13,323)
Other long-term liabilities	(25,687)	14,779
Net cash used in operating activities	(6,793,040)	(1,634,829)
Cash flows from investing activities:
Cash acquired from business acquisition	174,481	-
Cash payment for business acquisition	(181,750)	-
Amount invested on capital work in progress	(505,123)	(177,208)
Net cash used in investing activities	(512,392)	(177,208)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,554,463	-
Proceeds from issuance of preferred stock	220,578	-
Payment of equity issuance costs - others	(464,727)	-
Payment of equity issuance costs relating to acquisition of IFP	(806,397)
Payment of tax withholding for employee stock awards	(14,407)	-
Payment of finance lease liabilities	(100,297)	-
Net cash provided by financing activities	1,389,213	-

Effect of foreign exchange rates on cash and cash equivalents	(41,538)	(5,559)

Decrease in cash and cash equivalents	(5,957,757)	(1,817,596)
Cash and cash equivalents, beginning of period	8,238,301	12,573,685
Cash and cash equivalents, end of period	$2,280,544	$10,756,089

Non-cash investing and financing activities
Shares issued for business acquisition	$5,530,667	$-
Note receivable settled for business acquisition	504,938	-
Deferred consideration payable for business acquisition	399,250	-
Equity issuance costs in accounts payable and accrued expenses	54,187
Conversion of preferred shares into common shares	-	13,000

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

We are a medical technology company delivering intelligent, rapid, non-invasive testing solutions for patients and their primary health practitioners at point of care. We operate globally with an objective to deliver intelligent pain free diagnostic tests.

Our current product portfolio includes:

●	A proprietary portable drug screening system that works by analyzing fingerprint sweat using a one-time cartridge and portable handheld reader. The system comprises of commercially available non-invasive sweat-based fingerprint diagnostics testing products (the “IFP products”) that currently detect opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, buprenorphine, and amphetamine. Customers include safety-critical industries such as construction, transportation and logistics firms, along with drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	A development stage range of biosensor based biosensor based Point of Care diagnostic tests (“POCT”) that are developed in the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology. Our flagship product candidate is the Saliva Glucose Biosensor (“SGB”), a POCT expected to substitute the finger pricking invasive blood glucose monitoring for diabetic patients. These tests stem from the Biosensor Platform that we license, across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “the Licensor”). The Biosensor Platform is capable of detecting multiple biological analytes by substituting the GOX enzyme with a suitable alternative for each analyte.

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

On February 9, 2023, the Company filed the Amendment in order to effect 1-for-20 reverse stock split of the Company’s common stock. The Reverse Stock Split was effective at 4:05 p.m., Eastern Time, on February 9, 2023, at which time every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who were otherwise entitled to receive a fractional share instead received one whole share in lieu of a fractional share. The par value of the Company’s common stock and the number of authorized shares of the common stock were not affected by the Reverse Stock Split. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on February 10, 2023. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from approximately 18,325,289 shares (excluding treasury shares) as of February 8, 2023, to approximately 916,265 shares (excluding treasury shares, and subject to the rounding up of fractional shares), and the number of authorized shares of common stock remained at 100 million shares. In order reflect the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards and warrants (including the Series D Warrants, Winx Warrants and March Warrants (each as defined below)), which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares of common stock issuable upon conversion of the Company’s Series C Preferred Stock and Series D Preferred Stock, as well as any applicable conversion ratios and terms, were also adjusted in proportion to the reverse split ratio of the Reverse Stock Split (subject to adjustment for fractional interests).

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 1-for-20 Reverse Stock Split for all prior periods presented; and all amounts relating to our common stock in connection with the conversion or exercise of our preferred stock and warrants (including with regard to conversion prices and exercise prices) have been adjusted to reflect the 1-for-20 Reverse Stock Split.

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

On March 8, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative (the “Representative”) of the underwriters named therein (collectively, the “Underwriters”), relating to an underwritten public offering (the “March 2023 Offering”) of shares of the Company’s Common Stock (the “March Shares”) and warrants to purchase shares of Common Stock (the “March Warrants”). Each of the March Shares was sold in combination with an accompanying one-third Warrant. The combined purchase price for each March Share and accompanying March Warrant was $3.90 and the Underwriters agreed to purchase 569,560 March Shares and March Warrants to purchase 170,868 shares of common stock. On March 9, 2023, the Representative fully exercised an over-allotment option under the Underwriting Agreement and purchased an additional 85,430 March Shares and additional March Warrants to purchase 25,629 shares of Common Stock. The March 2023 Offering closed on March 10, 2023.

The March 2023 Offering was made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on April 8, 2022. The gross proceeds, before deducting underwriting discounts and commissions and other March 2023 Offering expenses, was approximately $2.55 million. As part of the Representative’s compensation, the Company issued to the Representative unregistered warrants (the “Representative’s Warrants”) to purchase 32,750 shares of common stock, which warrants have an exercise price of $4.875 per share (125% of the public offering price per share and accompanying warrant) and will terminate on March 8, 2028. The March Warrants have, (i) an exercise price of $3.90 per share of Common Stock, (ii) a cashless exercise option for a net number of shares of Common Stock determined according to the formula set forth in the March Warrant or (iii) an alternate cashless exercise option (beginning on or after the initial exercise date), to receive an aggregate number of shares of Common Stock equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y)1.00. Each whole March Warrant entitles the holder thereof to purchase 1 share of Common Stock. The March Warrants are exercisable upon issuance and will expire on March 10, 2028. The exercise price and the number of shares of Common Stock issuable upon exercise of the March Warrants is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock.

On December 21, 2022, the Company entered into a Securities Purchase Agreement (the “December 2022 Purchase Agreement”) with 14 investors (the “Series D Investors”), pursuant to which the Company agreed to issue and sell to the Series D Investors in a Regulation S private placement (the “December 2022 Private Placement”) (i) 176,462 shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), with each share of Series D Preferred Stock convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events); and (ii) 529,386 warrants (the “Series D Warrants”), with each Series D Warrants representing the right to purchase 0.05 shares of common stock (subject to adjustment upon the occurrence of specified events). An additional 26,469 warrants to purchase shares of common stock were issued to Winx Capital Pty Ltd., the placement agent for the December 2022 Private Placement (the “Winx Warrants”), with each Winx Warrant representing the right to purchase 0.05 shares of common stock (subject to adjustment upon the occurrence of specified events). The Series D Warrants have an exercise price of $5.80 per share (subject to adjustment) and expire June 22, 2028. The Winx Warrants have an exercise price of $10.40 per share (subject to adjustment) and expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors. The Series D Preferred Stock and Series D Warrants were sold together as a unit (“Unit”), with each Unit consisting of one share of Series D Preferred Stock and three Series D Warrants. The purchase price for the Units was $1.25 per Unit. The Unit offering price and the Series D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1). The shares of Series D Preferred Stock are convertible into an aggregate of 26,464 shares of Common Stock following shareholder approval of such conversion and without the payment of additional consideration. The Series D Warrants are exercisable for an aggregate of 26,478 shares of Common Stock and the Winx Warrants are exercisable for an aggregate of 1,324 shares of Common Stock. The December 2022 Private Placement closed on December 22, 2022. See Note 21 for information and disclosures relating to the conversion of the Series D Preferred Stock.

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

The Company incurred a net loss of $6,343,906 and $7,972,799 for the three and nine months ended March 31, 2023, respectively (net loss of $1,335,246 and $6,227,896 for the three and nine months ended March 31, 2022). As of March 31, 2023, the Company has shareholders’ equity of $5,926,846, working capital of $887,136, and an accumulated deficit of $39,148,652.

In the near future, the Company anticipates incurring operating losses and does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seek regulatory approvals to market such products.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of the condensed consolidated financial statements. The Company expects that its cash and cash equivalents as of March 31, 2023, of $2,280,544, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. The Company is currently evaluating raising additional funds through private placements and/or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the entity may be unable to realize its assets and discharge its liabilities in the normal course of business. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully raise additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and nine months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 22, 2022 and amended on Form 10-K/A filed with the SEC on October 7, 2022, and March 6, 2023 (as amended, the “2022 Form 10-K”).

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

Out-of-period Reclassification within Consolidated Statements of Operations and Other Comprehensive Loss

The Company previously included $123,800 of labor costs in selling and administrative expenses within the condensed consolidated statement of operations and other comprehensive loss for the six-month period ended December 31, 2022. These costs have been reclassified as cost of revenue during the three-month period ended March 31, 2023, as an out of period adjustment. The Company evaluated this inconsistency and the impact to previously issued interim financial statements and concluded that the adjustments and the impact of this classification inconsistency is not material to any previously issued quarterly financial statements. To improve the consistency and comparability of the financial statements, management has recorded an out-of-period adjustment during the three months period ended March 31, 2023. This reclassification adjustment did not have any impact on loss from operations, net income, and earnings per common share.

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

Business combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The allocation of the purchase price in a business combination requires the Company to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations.

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

Revenues are used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues, are attributable to the IFPG segment during the three and nine months ended March 31, 2023. There were no revenues during the three and nine months ended March 31, 2022.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022	2021
Sales of goods - cartridges	$252,682	$—	$467,043	$—	$—
Sales of goods - readers	134,366	—	237,554	—	—
Other sales	70,010	—	109,140	—	—
Total revenue	$457,058	$—	$813,737	$—	$—

Other income

The other income mainly comprised of grant income and R&D tax refund.

a) Grant income

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

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met, and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The grant receivable was reduced by $2.1 million for payments received during the year ended June 30, 2022 (no payments were received during the three or nine months ended March 31, 2023). The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to covid in the preceding year. The Company has only completed 4 of the 8 milestones in the grant agreement. As of March 31, 2023, there is uncertainty regarding the potential extension of the grant agreement past its original end of March 28, 2024. Therefore, management concluded that there is no reasonable assurance that the grant receivable recognized will be received.

Accordingly, during the three months ended March 31, 2023, the Company reversed $2.5 million of the grant receivable and corresponding $2.5 million of the deferred income liability in accordance with IAS 20.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $26,576 and $125,128 deferred grant income was recognized within other income during the three and nine months ended March 31, 2023, respectively. Deferred grant income recognized within other income during the three and nine months ended March 31, 2022, was $147,865 and $179,264, respectively.

b) R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized when it is probable that the amount will be recovered in full through a future claim. A total of $91,104 and $573,497 of R&D tax refund income was recognized in other income during the three and nine months ended March 31, 2023, respectively. R&D tax refund income was $35,206 and $181,598 during the three and nine months ended March 31, 2022, respectively.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the spot rate on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. Foreign currency movements resulted in a loss of $77,787 and a gain of $148,251 for the three and nine months ended March 31, 2023, respectively. Foreign currency movements resulted in a gain of $2,793 and a loss of $57,334 for the three and nine months ended March 31, 2022, respectively.

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

As of March 31, 2023, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

Licensing rights

During the first quarter of the fiscal year ended June 30, 2020, the Company purchased the license right procurement assets from LSBD for an amount of $976,308 in relation to the development and approval process for the Glucose Biosensor Technology in the Asia-Pacific (APAC) region. The Company recorded the license at the historical carrying value in the books of LSBD which was $nil and recorded the amount paid as a deemed dividend. The Company has agreed to pay royalties of sales & milestones payments as defined.

On September 12, 2019, the Company entered into an amended and restated license agreement for Saliva Biosensor Technology. On June 23, 2020, the Company entered into a license agreement with LSBD for the worldwide rights to SARS-CoV-2 application of the Saliva Glucose Biosensor.

In relation to these licenses, there is no set expiration date for the license. However, the exclusivity of the license granted under the license agreement runs until the expiration of the patent portfolio covered by the agreement which is currently until 2033. No royalties have been incurred through to March 31, 2023.

On March 31, 2021, the Company entered into an agreement with LSBD to provide the Company an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement had a term of two years ending March 31, 2023, and the exercise price for the option is $5,000,000. The fee of $500,000 incurred for the option was expensed in the period incurred. The option was not exercised and expired on March 31, 2023.

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

Based upon the assessment of these factors, the Company recorded a bad debt provision write-back of $22,918 and a provision of $nil during the three and nine months ended March 31, 2023. No bad debt provision was recognized during the three and nine months ended March 31, 2022. Trade receivables are recognized net of bad debt provision.

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

Impairment of Long-lived Assets and Goodwill

Long-lived assets consist of property and equipment, right-of-use assets and other intangible assets. We assess impairment of assets groups, including intangible assets at least annually or more frequently if there are any indicators for impairment.

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. We perform an annual impairment test on goodwill in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We may first assess qualitative factors, such as general economic conditions, market capitalization, the Company’s outlook, market performance and forecasted financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, an impairment test is not necessary. If an impairment test is necessary, we estimate the fair value of a related reporting unit. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and we will record an impairment charge equal to the excess of the carrying value over the related fair value of the reporting unit. If we determine it is more likely than not that goodwill is not impaired, a quantitative test is not necessary.

During the three months ended March 31, 2023, the Company’s market capitalization significantly declined. Furthermore, as a result of macroeconomic factors and recurring cash burn of the reporting unit and continuous cash support from the parent entity, the Company tested the recoverability of its goodwill as of March 31, 2023. Utilizing the income approach, the Company performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined the carrying value of our reporting unit exceeded its fair value. As a result, we recognized goodwill impairment of $4.1 million. Significant assumptions inherent in the valuation methodologies include, but are not limited to, prospective financial information, growth rates, terminal value and discount rate.

Intangible assets

Intangible assets are considered long-lived assets and are recorded at cost, less accumulated amortization and impairment losses, if any. The intangible assets are amortized over their estimated useful lives, which do not exceed any contractual periods. Amortization is recorded on a straight-line basis over their estimated useful lives. Intangible assets acquired from a foreign operation are translated from the foreign entity’s functional currency to the presentational currency based on the exchange rate at the reporting date. The management plans to assess the recoverability of intangible assets through a detailed analysis of the asset’s useful life, market value, impairment indicators, and potential technological changes at the June 2023 year end.

During the three-month period ended March 31, 2023, in response to market and performance conditions, the Company tested the recoverability of its intangible assets. Utilizing the undiscounted cash flows, the Company performed a quantitative impairment test on amortizable intangible assets and concluded that the amortizable intangible assets were not impaired at March 31, 2023. Utilizing the discounted cash flows, the Company performed a quantitative impairment test on indefinite lived intangible assets and concluded that these intangible assets were not impaired at March 31, 2023.

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

Impairment of long-lived assets

Long-lived assets including defined lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company did not recognize any impairments of long-lived assets including defined lived intangible assets during the three and nine months ended March 31, 2023 and 2022.

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

Potentially dilutive common shares are calculated in accordance with the treasury share method, which assumes that proceeds from the exercise of all warrants are used to repurchase common share at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

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

Fair value option (“FVO”) for convertible notes

The Company elected the FVO for recognition of its convertible notes payable upon issuance as permitted under ASC 825, Financial Instruments. Under the FVO, the Company recognizes the convertible notes payable at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, direct costs and fees related to the convertible notes are recognized in selling, general and administrative expense in the condensed consolidated statements of operations as incurred and not deferred. Changes in accrued interest for the notes are included in the change in fair value of convertible notes. Changes in fair value of the convertible notes are recognized as part of interest expense in the condensed consolidated statements of operations.

NOTE 4. SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in two operating segments and has two reportable segments, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and other income by product types for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings. Accordingly, the Company has determined the following reporting segments:

1)	Commercially available Intelligent Fingerprinting Products (“IFPG” or “IFPG segment”)
2)	Development Stage Saliva Glucose Biosensor Platform (“SGBP” or “SGBP segment”)

The following table sets forth the Company’s revenue and other income by segment.

A)	Revenue

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
IFPG	$457,058	$—	$813,737	$—
SGBP	—	—	—	—
Total Revenue	$457,058	$—	$813,737	$—

B)	Other Income (Government Support Income)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
IFPG	$49,267	$—	$156,824	$—
SGBP	68,413	192,500	541,801	370,291
Total Government Support Income	$117,680	$192,500	$698,625	$370,291

NOTE 5. INTELLIGENT FINGERPRINTING LIMITED ACQUISITION

On October 4, 2022, INBS acquired 100% of the outstanding shares of Intelligent Fingerprinting Limited (IFP), a company registered in England and Wales, pursuant to a Share Exchange Agreement, dated October 4, 2022 (the “Share Exchange Agreement”) by and among IFP, the holders of all of the issued shares in the capital of IFP (the “IFP Sellers”) and a representative of the IFP Sellers. IFP owns a portfolio of intellectual property for diagnostic tests and associated technologies, including drug testing through the analysis of fingerprint sweat. The acquisition of IFP has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies.

The table below summarizes the fair value of the consideration transferred in the acquisition (pre-Reverse Stock Split basis):

Purchase consideration	Amount
Cash	$868,438
Common Stock - 2,963,091 shares @ $0.5502 / share	1,630,293
Series C Preferred Stock (base) - 2,363,003 shares @ 3 x $0.5502 / share	3,900,373
Series C Preferred Stock (holdback) - 500,000 shares @ 3 x $0.5502 / share	825,300
Total purchase price	$7,224,404

Pursuant to the Share Exchange Agreement, the Company acquired from the IFP Sellers all of the issued and outstanding shares in the capital stock of IFP, and as consideration therefor, the Company issued and sold to the IFP Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate number of 148,183 shares of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

Up to an additional 1,649,273 shares of Series C Preferred Stock have been reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of Series C Preferred Stock, that are being held back from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers and (ii) 1,149,273 shares of Series C Preferred Stock to certain lenders to IFP (the “IFP Lenders”). Each share of Series C Preferred Stock is convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders.

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

The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805, Business Combinations.

The Company entered into various loan agreements in the aggregate amount of £1,254,270, including accrued interest, pursuant to which IFP is the borrower and the Company became a guarantor of IFP’s obligations thereunder (the “IFP Loan Agreements” and, together with the Company-IFP Loan Agreement, the “Loan Agreements”). Under the Loan Agreements, the loans thereunder remained outstanding following the IFP Closing and (x) the loans and certain accrued interest will convert into shares of IFP, which shares of IFP will be immediately transferred to the Company in exchange for shares of Series C Preferred Stock that are convertible into common stock (as set forth in the Share Exchange Agreement) following approval of the Company Stockholder Approval Matters (defined below) or (y) the loans and certain accrued interest will become repayable on the second anniversary of the date of the IFP Closing. The loans bear interest at 17% per annum on a compounded basis, increasing to 22% per annum on a compounded basis with effect from the date that falls 12 months following the date of the IFP Closing, if the Company Stockholder Approval Matters have not been approved by the Company’s stockholders by such date. The “Company Stockholder Approval Matters” means the approval by the Company’s stockholders of (i) the conversion of the Series C Preferred Stock into common stock and (ii) any amendments to, or adoption of, any option or warrant plans to give effect to the transactions contemplated under the Share Exchange Agreement.

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

The Series C Preferred Stock does not have any voting rights (other than as required by law) and does not carry dividends or a liquidation preference. Each share of Series C Preferred Stock was initial convertible into 3 shares of common stock, subject to adjustment as noted above. Following the effectiveness of the 1-for-20 Reverse Stock Split effective on February 9, 2023, each share of Series C Preferred Stock is convertible into 0.15 shares of common stock. The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805 Business Combinations. See Note 21 for further information and disclosures relating to the conversion of the Series C Preferred Stock.

The cash purchase consideration includes $504,938 (including accrued interest) of funds previously loaned to IFP by the Company, representing a note receivable from IFP and $363,500 for bonus payments made on behalf of the selling shareholders of IFP. The first installment of $181,750 was paid during the three months ended December 31, 2022. A second installment of $181,750 was paid in April 2023.

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

Acquired intangible assets of $5,463,000 include technology of $5,119,000 (which is estimated to have a useful life of 5 years), customer relationships of $252,000 (which are estimated to have a useful life of 3 years), and trade names and trademarks of $92,000 (which are estimated to have an indefinite useful life). The value assigned to technology was determined using the multi-period excess earnings methodology under the income approach, the customer relationships was valued using the distributor method under the income approach, and the trade name and trademarks was valued using the relief from royalty method.

The acquisition produced $3,803,293 of goodwill, which has been assigned to the IFPG reporting unit. The goodwill is attributable to a combination of IFP’s assembled workforce and other product and operating synergies. Goodwill arising from the IFP Acquisition is not deductible for tax purposes. As at March 31, 2023, the full amount of the goodwill has been impaired. Refer to note 3, summary of significant accounting policies, and note 10, goodwill and other intangible assets for further information.

The purchase price allocation is considered provisional as the Company finalizes its determination relating to the valuation of assets and liabilities and key assumptions, approaches and judgements with respect to intangible assets acquired and the related tax effects.

Transaction costs, except for the equity issuance costs discussed above, were not material.

Intangibles acquired from IFP were remeasured at March 31, 2023 using the applicable spot rate.

From the closing date of the IFP Acquisition through March 31, 2023, the Company recognized approximately $813,737 in revenue and $4,336,191 in net loss relating to IFP, which included goodwill impairment of $ 4,096,490, amortization of $697,684 for acquired intangibles and fair value gain on revaluation of convertible notes for $1,455,078. In addition, the Series C Preferred Stock holdback which has been treated as deferred consideration, was revalued as of March 31, 2023, and resulted in a revaluation gain of $607,800.

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operations for the three months ended March 31, 2022, nine months ended March 31, 2023, and March 31, 2022, respectively, have been prepared as if the acquisition of IFP had occurred on July 1, 2021, and includes adjustments for amortization related to the valuation of acquired intangibles:

	Three Months Ended March 31		Nine Months Ended March 31
	2022	2022	2023	2023	2022	2022
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$-	$370,687	$813,737	$1,161,223	$-	$996,937
Net loss	$(1,344,133)	$(797,885)	$(7,993,166)	$(9,234,721)	$(6,245,796)	$(9,455,693)
Net loss attributable to Intelligent Bio Solutions Inc.	$(1,335,246)	$(797,885)	$(7,972,799)	$(9,214,354)	$(6,227,896)	$(9,437,795)
Net loss per share, basic and diluted	$(1.80)	$(0.89)	$(8.67)	$(8.67)	$(8.60)	$(10.75)

NOTE 6. INVENTORIES

Inventories consist of the following:

	March 31, 2023	June 30, 2022
Work-in-progress	$551,897	$—
Finished goods	378,174	—
Less: provision for inventory obsolescence	(193,850)	—
Inventory, net	$736,221	$—

NOTE 7. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2023	June 30, 2022
Intelligent Fingerprinting Limited note receivable	$—	$500,445
Prepayments	390,527	116,525
Goods and services tax receivable	40,044	57,746
Deposits	101,253	46,602
Other receivables	—	25,443
Total	$531,824	$746,761

On June 16, 2022, the Company entered into an agreement with IFP, providing the Company with the exclusive right, until December 31, 2022, to evaluate and negotiate a transaction to acquire IFP or its assets. In consideration for this exclusivity, on June 16, 2022, the Company provided IFP with an unsecured term loan facility in the amount of $500,000, which was payable by IFP on the earliest of the consummation of an acquisition, 30 days following the termination of exclusivity under the exclusivity agreement, an event of default under the term loan facility agreement, or December 31, 2022. This $500,000 term note receivable bore an interest rate of 2% per annum above the Sterling Barclays Bank Base Rate from time to time. The Company completed the acquisition of IFP on October 4, 2022, and, in connection therewith, the loan and accrued interest outstanding as at the date of acquisition, being $504,938, was treated as a cash consideration in accordance with ASC 805 Business Combinations. See Note 5.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2023	June 30, 2022
Production equipment	$29,788	$—
Leasehold improvements	19,698	—
Other equipment	7,638	—
Construction in progress (CIP)	436,913	391,408
Gross property and equipment	494,037	391,408
Less: accumulated depreciation	(15,917)
Property and equipment, net	$478,120	$391,408

The Company recorded an expense of $6,406 and $15,917 in relation to the depreciation of property and equipment for the three and nine months ended March 31, 2023, respectively. There was no depreciation of property and equipment during the three and nine months ended March 31, 2022.

During the three and nine months ended March 31, 2023, the Company incurred a cost of $5,368 and $91,010, respectively, towards the construction of a building at the University of Newcastle. The Australian government reimbursed the Company for 50% of the incurred costs. Therefore, the Company has recorded the CIP as net of reimbursement received as of March 31, 2023.

The following table summarizes the amount of CIP recorded in property and equipment, net on the condensed consolidated balance sheets:

	March 31, 2023	June 30, 2022
Investments in construction in progress	$873,826	$782,816
Less: 50% contributed under government grant	(436,913)	(391,408)
Gross property and equipment	$436,913	$391,408

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2023	June 30, 2022
Accounts and other payables	$458,410	$715,902
Accruals	385,724	909,187
Deferred consideration*	399,250	—
Other	355,447	—
Total	$1,598,831	$1,625,089

*	The deferred consideration relates to:

a) the second payment of $181,750 for bonus payments to be made on behalf of the selling shareholders of IFP due on the six-month anniversary of the closing date of the IFP Acquisition, being April 4, 2023, and

b) the fair value of $217,500 in relation to 500,000 Series C Preferred Stock that are being held back from the IFP Sellers for one year after the IFP Acquisition date to secure potential indemnification claims by the Company against the IFP Sellers. See Note 4 for further details of the IFP Acquisition.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the three months ended March 31, 2023, the Company’s market capitalization significantly declined and recurring cash burn of the reporting unit and continuous cash support from the parent entity led management to reassess whether an impairment had occurred considering these qualitative factors. Management’s evaluation indicated that the goodwill related to its IFPG reporting unit was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and comparing that amount to its carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value and discount rate. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. The fair value of the reporting unit was determined to be less than its carrying value. The Company recognized an impairment charge of $4.1 million in the IFPG segment, which is related to the goodwill associated with the IFP Acquisition.

The changes in the carrying amount of goodwill were as follows:

Balance at June 30, 2022	$—
Acquisition of IFP	3,803,293
Effect of foreign currency	326,744
Balance at December 31, 2022	4,130,037
Impairment	(4,096,490)
Effect of foreign currency	(33,547)
Balance at March 31, 2023	$—

Goodwill resulting from the acquisition of IFP is allocated to the IFPG operating and reportable segment.

Other intangible assets

Other intangible assets consist of the following as of March 31, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	5 years	$5,119,000	$486,135	$634,510	$4,970,625
Customer relationships	3 years	252,000	23,932	52,060	223,872
Trade names and trademarks	Indefinite	92,000	8,737	—	100,737
Total intangible assets		$5,463,000	$518,804	$686,570	$5,295,234

Expense related to the amortization of other intangible assets for the three and nine months ended March 31, 2023, was $346,548 and $686,570, respectively. There was no amortization of other intangible assets during the three and nine months ended March 31, 2022. Refer to note 3, summary of significant accounting policies for further information.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2023	$895,599
2024	1,194,132
2025	1,171,745
2026	1,104,583
2027	828,438
Total	$5,194,497

There were no impairment charges related to other intangible assets incurred in the periods presented.

NOTE 11. CONVERTIBLE NOTES

As a result of the IFP Acquisition, the Company became the guarantor to unsecured convertible notes (also referred to herein as the IFP Loan Agreements) for which IFP is the borrower. The convertible notes, plus certain accrued interest, will become due on October 4, 2024 (the second anniversary of the IFP Acquisition closing date), unless earlier converted. The convertible notes, if converted, will convert into shares of IFP, which shares of IFP will be immediately transferred to the Company in exchange for shares of Series C Preferred Stock that are convertible into common stock (as set forth in the Share Exchange Agreement) following approval by the Company’s stockholders of the Company Stockholder Approval Matters. See Note 21 for further information and disclosures relating to the conversion of the Series C Preferred Stock.

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

●	Payments of 10% of the Company’s monthly worldwide gross revenue received in the preceding month;
●	50% of sales by the company to the distributor.

The classification of the notes payables is based on sales forecast prepared by the management.

NOTE 13. LEASES

In relation to the IFP Acquisition, the Company assumed a non-cancelable finance lease agreement. The lease has an original lease period expiring in August 2025. The lease agreement does not contain any material residual value guarantees or material restrictive covenants.

The components of finance lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Depreciation of finance lease right-of-use assets	$45,548	$—	$94,171	$—
Interest on finance lease liabilities	23,712	—	46,160	—
Total finance lease costs	$69,260	$—	$140,331	$—

As of March 31, 2023, the remaining lease-term and discount rate on the Company’s lease was 2.4 years and 17%, respectively.

The reconciliation of the maturities of the finance lease to the finance lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2023, is as follows:

2023	$245,322
2024	255,135
2025	108,457
Total lease payments	608,914
Less: imputed interest	(113,974)
Present value of lease liabilities	$494,940

Lease payments in the table above exclude $137,780 of minimum lease payments for a lease signed, but not yet commenced, as of March 31, 2023.

NOTE 14. SHAREHOLDERS’ EQUITY

As of March 31, 2023 there were March Warrants (defined below) to purchase 69,291 shares of common stock; Series A Warrants to purchase 70,068 shares of common stock; Series B Warrants to purchase 2,620 shares of common stock; IPO underwriter warrants to purchase 3,177 shares of common stock; pre-IPO warrants to purchase 136,834 shares of common stock; LSBD warrants to purchase 150,000 shares of common stock; Series D Warrants (defined below) to purchase 26,478 shares of common stock; Winx Warrants (defined below) to purchase 1,324 shares of common stock; and Representative’s Warrants (defined below) to purchase 32,750 shares of common stock, outstanding and held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock (subject to adjustment upon the occurrence of specified events).

On March 8, 2023, the Company entered into the Underwriting Agreement with Ladenburg Thalmann & Co. Inc., as representative (the Representative) of the underwriters named therein, relating to the March 2023 Offering of shares of the Company’s Common Stock (the March Shares) and warrants to purchase shares of Common Stock (the March Warrants). Each of the March Shares was sold in combination with an accompanying one-third Warrant. The combined purchase price for each March Share and accompanying March Warrant was $3.90 and the Underwriters agreed to purchase 569,560 March Shares and 170,868 March Warrant. On March 9, 2023, the Representative fully exercised an over-allotment option under the Underwriting Agreement and purchased an additional 85,430 March Shares and additional March Warrants to purchase 25,629 shares of Common Stock. The March 2023 Offering closed on March 10, 2023.

The March 2023 Offering was made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on April 8, 2022. The gross proceeds, before deducting underwriting discounts and commissions and other March 2023 Offering expenses, was approximately $2.55 million. As part of the Representative’s compensation, the Company issued to the Representative unregistered warrants to purchase 32,750 shares of common stock, which warrants have an exercise price of $4.875 per share (125% of the public offering price per share and accompanying warrant) and will terminate on March 8, 2028. The March Warrants have, (i) an exercise price of $3.90 per share of Common Stock, (ii) a cashless exercise option for a net number of shares of Common Stock determined according to the formula set forth in the March Warrant or (iii) an alternate cashless exercise option (beginning on or after the initial exercise date), to receive an aggregate number of shares of Common Stock equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y)1.00. Each whole March Warrant entitles the holder thereof to purchase 1 share of Common Stock. The March Warrants are exercisable upon issuance and will expire on March 10, 2028. The exercise price and the number of shares of Common Stock issuable upon exercise of the March Warrants is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock.

On December 21, 2022, the Company entered into a December 2022 Purchase Agreement with 14 Series D Investors, pursuant to which the Company agreed to issue and sell to the Series D Investors in the December 2022 Private Placement (i) 176,462 shares of Series D Preferred Stock, with each share of Series D Preferred Stock convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events); and (ii) 529,386 Series D Warrants, with each Series D Warrants representing the right to purchase 0.05 shares of common stock (subject to adjustment upon the occurrence of specified events). In addition, 26,469 Winx Warrants were issued to Winx Capital Pty Ltd., the placement agent for the December 2022 Private Placement, with each Winx Warrant representing the right to purchase 0.05 shares of common stock (subject to adjustment upon the occurrence of specified events). The Series D Warrants have an exercise price of $5.80 per share (subject to adjustment) and expire June 22, 2028. The Winx Warrants have an exercise price of $10.40 per share (subject to adjustment) and expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors. The Series D Preferred Stock and Series D Warrants were sold together as a unit, with each Unit consisting of one share of Series D Preferred Stock and three Series D Warrants. The purchase price for the Units was $1.25 per Unit. The Unit offering price and the Series D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1). The shares of Series D Preferred Stock are convertible into an aggregate of 26,464 shares of Common Stock following shareholder approval of such conversion and without the payment of additional consideration. The Series D Warrants are exercisable for an aggregate of 26,478 shares of Common Stock and the Winx Warrants are exercisable for an aggregate of 1,324 shares of Common Stock. The December 2022 Private Placement closed on December 22, 2022. See Note 21 for information and disclosures relating to the conversion of the Series D Preferred Stock.

On October 6, 2022, the Company granted its employees 25,000 shares of Common Stock as compensation. The Company recorded stock compensation expense of $260,000 in relation to the issuance during the three and six months ended December 31, 2022. The Company withheld 1,386 shares for the payment of withholding taxes.

On October 4, 2022, the Company issued 148,183 shares of common stock and 2,363,003 shares of Series C Preferred Stock as partial consideration in connection with the IFP Acquisition. The Company recognized $806,397 of equity issuance costs in relation to this transaction and recorded them as reduction to additional paid-in capital on the Condensed Consolidated Balance Sheets. An additional 500,000 shares of Series C Preferred Stock will be issued by the Company on the one-year anniversary of the IFP Acquisition, pending satisfaction of potential indemnification claims by the Company against the IFP Sellers. See Note 5 for further detail of the IFP Acquisition.

The Series C Preferred Stock and Series D Preferred Stock are convertible into the Company’s common stock following approval of the Company’s stockholders of such conversion.

NOTE 15. FAIR VALUE MEASUREMENTS

Convertible notes

As detailed in Note 11, the Company assumed convertible notes as a result of the IFP Acquisition and elected to account for the convertible notes under the FVO. The Company estimated the fair value of the convertible notes based on the fair value of the maximum shares issuable upon conversion (1,149,273 shares of Series C convertible preferred stock) less one year of estimated interest to be incurred until October 4, 2023, since the number of shares to be issued factors in the interest charges for one year. If the note converts earlier than one year less shares will be issued as a result of this. If the note converts between year 1 and year 2 the maximum amount of shares gets issued and the Company will incur 22% annual interests for the period up to the date of conversion in the second year. The Company continues to estimate the fair value of the convertible notes using this method, reducing the estimated interest adjustment each quarter as the 1-year anniversary of the IFP Acquisition approaches. Accordingly, as of March 31, 2023, the fair value movement related to the decrease in the share price from the time of acquisition to reporting date.

Increases or decreases in the fair value of the Company’s convertible notes carried at fair value are recognized as part of Other Income (expenses) in the Condensed Consolidated Statements of Operations. The interest incurred from the date of acquisition until March 31, 2023, are included as part of Interest expense in the condensed Consolidated Statements of Operations. None of the change in the value of the convertible notes was attributable to instrument specific credit risk.

The following table provides a reconciliation of the beginning and ending balance of the convertible note liabilities measured at fair value on a recurring basis during the period:

Convertible notes carried at fair value (Level 3)
Balance at June 30, 2022	$—
Fair value of convertible notes at acquisition (Note 5)	1,683,764
Fair value gain on revaluation of convertible notes	(1,267,791)
Effect of foreign currency	107,730
Balance at December 31, 2022	523,703
Fair value gain on revaluation of convertible notes	(204,207)
Effect of foreign currency	69,865
Balance at March 31, 2023	$389,361

The Company has held back 500,000 Series C Preferred Stock, from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers. Therefore, the final number of shares to be issued after the one year measurement period is contingent on any potential claims and can be variable. Each share of Series C Preferred Stock is convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders of the conversion of Series C Preferred Stock. These shares are reserved, not issued, or held in Escrow account. As at March 31, 2023, the Company accounted for the fair value movement relates to the decrease in the share price from the time of acquisition to reporting date. See Note 21 for further information and disclosures relating to the conversion of the Series C Preferred Stock.

The following table provides a reconciliation of the beginning and ending balance of the holdback Preferred Stock measured at fair value on a recurring basis during the period:

Preferred stock carried at fair value (Level 2)
Balance at June 30, 2022	$—
Fair value of holdback Series C Preferred Stock at acquisition (Note 5)	825,300
Fair value gain on revaluation of holdback Series C Preferred Stock	(525,300)
Balance at December 31, 2022	300,000
Fair value gain on revaluation of holdback Series C Preferred Stock	(82,500)
Balance at March 31, 2023	$217,500

The Company did not have assets or liabilities carried at fair value using Level 1 inputs during the three and nine months ended March 31, 2023 and 2022.

NOTE 16. RELATED PARTY TRANSACTIONS

LSBD

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms.

The following transactions occurred with LSBD and senior management personnel during the period July 1, 2022, to March 31, 2023:

●	The Company incurred a total cost of $nil during the three and nine months ended March 31, 2023 (three and nine months ended March 31, 2022: $nil and $145,733), towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in selling, general and administration expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

●	As of March 31, 2023, $8,821 (March 31, 2022: $9,833) remains payable to LSBD in relation to overhead reimbursements detailed above.

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

During the year ended June 30, 2022, LSBD sold all the shares it held in the Company but retained ownership of 5-year non-transferrable warrants to purchase 150,000 common shares of the Company at an exercise price of $340 per share, expiring December 31, 2025. The Company determined whether it has a controlling financial interest in BiosensX (North America) Inc. by first evaluating whether the entity is a voting interest entity or a VIE under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interests. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company concluded that it does not have a controlling financial interest in BiosensX (North America) Inc., hence it continues to recognize its investments in BiosensX (North America) Inc. using the equity method.

The carrying amount of investments in BiosensX (North America) Inc. was $nil as of March 31, 2023, and June 30, 2022.

NOTE 18. COMMITMENTS AND CONTINGENCIES

During November 2022, the Company signed a deed of variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor. The Company agreed to pay the University of Newcastle $847,021 of which $847,021 remains payable as of March 31, 2023.

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

NOTE 19. INCOME TAX

The Company shall file its income tax returns with the Internal Revenue Service, Australian Taxation Office and His Majesty Revenue & Customs. The Company has operating losses carried forward of $41,464,331 which are derived from its operations in Australia, the UK and the US and are available to reduce future taxable income. Such loss carry forwards may be carried forward indefinitely, subject to compliance with tests of continuity and additional rules.

The net operating loss carried forward gives rise to a deferred tax asset of approximately $7,596,042 after offsetting associated deferred tax liabilities. However, the Company has determined that a valuation allowance of $7,596,042 against such deferred tax asset is necessary, as it cannot be determined that the losses carried forward will be utilized.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net loss attributable to Intelligent Bio Solutions Inc.	$(6,343,906)	$(1,335,246)	$(7,972,799)	$(6,227,896)
Basic and diluted net loss per share attributed to common shareholders	$(5.72)	$(1.79)	$(8.67)	$(8.54)
Weighted-average number of shares outstanding	1,108,672	744,495	919,545	729,533

The following outstanding warrants and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

Anti-dilutive warrants and preferred shares - Common Stock Equivalent

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Preferred Stock - Series C	354,432	-	354,432	-
Preferred Stock - Series D	26,464	-	26,464	-
Warrants - Common stock (March 23 public raise)	69,291	-	69,291	-
Warrants - Series A	70,068	70,068	70,068	70,068
Warrants - Series B	2,620	2,620	2,620	2,620
Private placement warrants (Dec 2022)	26,478	-	26,478	-
Warrants issued to Winx Capital Pty Ltd	1,324	-	1,324	-
Warrants issued to underwriters (IPO)	3,177	3,177	3,177	3,177
Warrants issued to underwriters (March 23 public raise)	32,750	-	32,750	-
Pre IPO warrants	136,834	136,834	136,834	136,834
Warrants issued to LSBD	150,000	150,000	150,000	150,000

NOTE 21. SUBSEQUENT EVENTS

The Company made the second payment of $181,750 for bonus payments on behalf of the selling shareholders of IFP in April 2023.

At the special meeting of the Company’s stockholders held on May 8, 2023 (the “Special Meeting”), the stockholders of the Company approved, (a) for purposes of complying with Nasdaq Listing Rule 5635, the full conversion of Series C Preferred Stock issued by the Company pursuant to the terms of a Share Exchange Agreement, dated as of October 4, 2022, and the issuance of shares of Common Stock in connection with such conversion (the “Series C Conversion Approval”); and (b) the full conversion of Series D Preferred Stock, issued by the Company pursuant to the terms of a Securities Purchase Agreement, dated as of December 21, 2022, and the issuance of shares of Common Stock in connection with such conversion (the “Series D Conversion Approval”).

As of May 9, 2023, pursuant to the Series C Conversion Approval and the terms of the Share Exchange Agreement, the convertible notes to which the Company is a guarantor as a result of the IFP Acquisition, with an outstanding balance of £1,360,761 in principal and accrued interest as of May 8, 2023, were convertible into shares of IFP, which shares are immediately exchangeable for an aggregate of 1,149,273 shares of Series C Preferred Stock. The outstanding balance of the convertible notes as at the closing date of the IFP Acquisition was £1,254,270.

Upon conversion of the convertible notes into shares of Series C Preferred Stock, there will be 3,512,277 shares of Series C Preferred Stock outstanding and convertible into an aggregate of 526,818 shares of Common Stock. As of May 10, 2023, there were 176,462 shares of Series D Preferred Stock outstanding and convertible into an aggregate of 26,464 shares of Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2022 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2022 Form 10-K.

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

We are a medical technology company delivering intelligent, rapid, non-invasive testing solutions for patients and their primary health practitioners at point of care. We operate globally with an objective to deliver intelligent pain free diagnostic tests.

Our current product portfolio includes:

●	A proprietary portable drug screening system that works by analyzing fingerprint sweat using a one-time cartridge and portable handheld reader. The system comprises of commercially available non-invasive sweat-based fingerprint diagnostics testing products (the “IFP products”) that currently detect opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, buprenorphine, and amphetamine. Customers include safety-critical industries such as construction, transportation and logistics firms, along with drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	A development stage range of biosensor based biosensor based Point of Care diagnostic tests (“POCT”) that are developed in the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology. Our flagship product candidate is the Saliva Glucose Biosensor (“SGB”), a POCT expected to substitute the finger pricking invasive blood glucose monitoring for diabetic patients. These tests stem from the Biosensor Platform that we license, across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “the Licensor”). The Biosensor Platform is capable of detecting multiple biological analytes by substituting the GOX enzyme with a suitable alternative for each analyte.

Our objectives:

●	To expand the IFP product line in drug testing markets concentrating on:

○	increasing market share in current markets, which have been the UK and West Europe.
○	commence distribution into the Asia region and
○	commence the regulatory approval process with the United States Food and Drug Administration (the “FDA”) for the purpose of expanding into the sectors of the USA markets where such approval is required.

●	To complete development and commercialize the SGB the diagnostic test that stems from the Biosensor Platform that we license from LSBD, in the regions covered by the license. This will be followed by developing the platform further to testing across the diagnostic modalities of immunology, hormones, chemistry, tumor markers and nucleic acid tests.

Recent Developments

Highlights of our major achievements for the nine months ended March 31, 2023, are:

●	On March 15, 2023, the Company announced that it has selected Human and Supplement Testing Australia (“HASTA”), Australia’s largest independent sports drug testing laboratory, as its preferred drug testing specialist in Australia to complete lab-based confirmation testing

●

On March 8, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as representative (the “Representative”) of the underwriters named therein (collectively, the “Underwriters”), relating to an underwritten public offering of 569,560 shares (the “March Shares”) of the Company’s Common Stock and warrants (the “March Warrants”) to purchase 170,868 shares of Common Stock (collectively, the “March 2023 Offering”). Each of the March Shares was sold in combination with an accompanying one-third Warrant. The combined purchase price for each March Share and accompanying March Warrant was $3.90 and the Underwriters agreed to purchase 569,560 March Shares and 170,868 March Warrants. The March 2023 Offering was made pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on April 8, 2022. On March 9, 2023, the Representative fully exercised the over-allotment option to purchase an additional 85,430 March Shares and additional March Warrants to purchase 25,629 shares of Common Stock. The March 2023 Offering closed on March 10, 2023. The gross proceeds, before deducting underwriting discounts and commissions and other March 2023 Offering expenses, was approximately $2.55 million. As part of the Representative’s compensation, the Company issue to the Representative unregistered warrants (the “Representative’s Warrants”) to purchase 32,750 shares of common stock, which warrants have an exercise price of $4.875 per share (125% of the public offering price per share and accompanying warrant) and will terminate on March 8, 2028.

The March Warrants have, (i) an exercise price of $3.90 per share of Common Stock, (ii) a cashless exercise option for a net number of shares of Common Stock determined according to the formula set forth in the March Warrant or (iii) an alternate cashless exercise option (beginning on or after the initial exercise date), to receive an aggregate number of shares of Common Stock equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y)1.00. Each whole March Warrant entitles the holder thereof to purchase 1 share of Common Stock. The March Warrants are exercisable upon issuance and will expire on March 10, 2028.

●	On February 16, 2023, the Company announced that it has filed a 513(g) submission with the United States Food and Drug Administration (FDA) for its Intelligent Fingerprinting Drug Screening Cartridge. The submission will allow Intelligent Bio Solutions to determine the most suitable FDA regulatory pathway as part of the Company’s strategy for expansion into the U.S. market.

●

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

On February 9, 2023, the Company filed the Amendment in order to effect 1-for-20 reverse stock split of the Company’s common stock. The Reverse Stock Split was effective at 4:05 p.m., Eastern Time, on February 9, 2023, at which time every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who were otherwise entitled to receive a fractional share instead received one whole share in lieu of a fractional share. The par value of the Company’s common stock and the number of authorized shares of the common stock were not affected by the Reverse Stock Split. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on February 10, 2023. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from approximately 18,325,289 shares (excluding treasury shares) as of February 8, 2023, to approximately 916,265 shares (excluding treasury shares, and subject to the rounding up of fractional shares), and the number of authorized shares of common stock remained at 100 million shares. In order reflect the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards and warrants (including the Series D Warrants, Winx Warrants and March Warrants (each as defined below)), which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. In addition, the number of shares of common stock issuable upon conversion of the Company’s Series C Preferred Stock and Series D Preferred Stock, as well as any applicable conversion ratios and terms, were also adjusted in proportion to the reverse split ratio of the Reverse Stock Split (subject to adjustment for fractional interests).

●	On January 23, 2023, the Company published the results of Milestone 7, a phase of its biosensor platform development at the University of Newcastle, Australia, that included testing time-to-result (TTR), sensitivity, and reproducibility. The results showed a record 4x improvement in TTR, enabling the biosensor to return test results in under one minute.

●	During the period, IFP continued to expand its customer base by entering sales contract with Boughey Distribution, and A&F Sprinklers, a global garden equipment manufacturer.

●	The Company completed the acquisition of Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales and on October 4, 2022 (the “IFP Acquisition”). IFP owns a portfolio of intellectual property for diagnostic tests and associated technologies including drug testing through the analysis of fingerprint sweat. The acquisition of IFP has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies.

In connection with the IFP Acquisition, on October 4, 2022, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with IFP, the holders of all of the issued shares in the capital of IFP (collectively, the “IFP Sellers”) and the IFP Sellers’ representative” named therein.

Pursuant to the Share Exchange Agreement, among other things, the Company acquired from the IFP Sellers all of the issued shares in the capital of IFP, and as consideration therefor the Company issued and sold to the IFP Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate number of (i) 148,183 shares of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

Up to an additional 1,649,273 shares of Series C Preferred Stock have been reserved for potential future issuance by the Company, consisting of 500,000 shares of Series C Preferred Stock, that are being held back from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers and (ii) 1,149,273 shares of Series C Preferred Stock to certain lenders to IFP (the “IFP Lenders”). Each share of Series C Preferred Stock is convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders.

Also pursuant to the Share Exchange Agreement, the Company had an obligation to provide IFP with cash in an amount such that IFP is able to pay cash payments to certain current and former United Kingdom and United States-based employees and directors (the “IFP Bonus Recipients”), in aggregate amounts of £239,707 and $83,043, respectively (the “Cash Bonuses”), plus any applicable employer’s National Insurance contributions. The Cash Bonuses are being paid to the IFP Bonus Recipients in two equal instalments, with the first payment made immediately following the Closing and the second payment to be made on the six-month anniversary of such date.

Also pursuant to the Share Exchange Agreement, the Company had agreed to make available to the employees of IFP (the “IFP Employees”) a Company stock option plan in form and substance satisfactory to the Company in relation to up to 50,000 shares Common Stock following the Closing on the basis that an equal number of Company stock options will be granted to the IFP Employees and Company employees up to an aggregate amount of 100,000 Company stock options.

Each of the Company, IFP and the IFP Sellers made certain customary representations and warranties and agreed to certain covenants in the Share Exchange Agreement.

●	On December 21, 2022, the Company entered into a Securities Purchase Agreement (the “December 2022 Purchase Agreement”) with 14 investors (the “Series D Investors”), pursuant to which the Company agreed to issue and sell to the Series D Investors in a Regulation S private placement (the “December 2022 Private Placement”) (i) 176,462 shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), with each share of Series D Preferred Stock convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events); and (ii) 529,386 warrants (the “Series D Warrants”), with each Series D Warrants representing the right to purchase 0.05 shares of common stock (subject to adjustment upon the occurrence of specified events). An additional 26,469 warrants to purchase shares of common stock were issued to Winx Capital Pty Ltd., the placement agent for the December 2022 Private Placement (the “Winx Warrants”), with each Winx Warrant representing the right to purchase 0.05 shares of common stock (subject to adjustment upon the occurrence of specified events). The Series D Warrants have an exercise price of $5.80 per share (subject to adjustment) and expire June 22, 2028. The Winx Warrants have an exercise price of $10.40 per share (subject to adjustment) and expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors. The Series D Preferred Stock and Series D Warrants were sold together as a unit (“Unit”), with each Unit consisting of one share of Series D Preferred Stock and three Series D Warrants. The purchase price for the Units was $1.25 per Unit. The Unit offering price and the Series D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1). The shares of Series D Preferred Stock are convertible into an aggregate of 26,464 shares of Common Stock following shareholder approval of such conversion and without the payment of additional consideration. The Series D Warrants are exercisable for an aggregate of 26,478 shares of Common Stock and the Winx Warrants are exercisable for an aggregate of 1,324 shares of Common Stock. The December 2022 Private Placement closed on December 22, 2022. See Note 21 for information and disclosures relating to the conversion of the Series D Preferred Stock.

●	On July 13, 2022, INBS completed Institutional Review Board (IRB) approved clinical studies at the Diabetes Research Institute of Sutter Health’s Mills-Peninsula Medical Center (MPMC) in San Mateo, California. The study design was intended to support the clinical development of its next-generation Saliva Glucose Biosensor. A total of 40 adult subjects with type 2 diabetes were recruited for the study. Nearly 1,400 samples of blood and oral fluids were collected and analyzed. The subsequent statistical analysis of the correlation of glucose levels among these sample types will act as foundation for building a robust portfolio of prospective clinical evidence, forming the backbone for future regulatory submissions.

Our Products

Fingerprinting Drug Screening System (IFP)

Our recently acquired subsidiary, Intelligent Fingerprinting Limited, Intelligent (IFP), is the developer and owner of a unique and proprietary portable drug screening system. The system works by analyzing fingerprint sweat using a one-time (recyclable) cartridge and portable handheld reader. The system is non-invasive, fast, and cost-effective, with sample collection taking seconds with simultaneous screening for multiple drug groups in ten minutes. A laboratory confirmation service is also available giving evidential levels of analysis should this be required. The system has applications within many sectors, and customers include safety-critical industries such as construction, transportation, and logistics firms, along with drug treatment organizations in the rehabilitation sector, as well as the United Kingdom (UK) coroners. The Intelligent Fingerprinting Drug Screening System consists of a small, tamper-evident Drug Screening Cartridge (for sample collection) and the portable DSR-Plus, which reads the Cartridge to provide the drug screening results.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$457,058	$-	$813,737	$-
Cost of revenue	(424,009)	-	(536,644)	-
Gross profit	33,049	-	277,093	-

Other income:
Government support income	117,680	192,500	698,625	370,291

Operating expenses:
Selling, general and administrative expenses	(1,898,754)	(1,122,004)	(5,594,461)	(3,457,768)
Development and regulatory approval expenses	(299,898)	(413,325)	(380,363)	(3,161,306)
Depreciation and amortization	(398,986)	-	(797,142)	-
Goodwill impairment	(4,096,490)	-	(4,096,490)	-
Total operating expenses	(6,694,128)	(1,535,329)	(10,868,456)	(6,619,074)
Loss from operations	(6,543,399)	(1,342,829)	(9,892,738)	(6,248,783)

Other income (expense):
Interest expense	(86,125)	(4,217)	(163,957)	(4,892)
Realized foreign exchange income (loss)	7,212	10	(8,936)	(3,094)
Fair value movements through profit and loss	269,787	-	2,062,878	-
Interest income	508	2,903	9,587	10,973
Total other income (expense)	191,382	(1,304)	1,899,572	2,987
Loss before income taxes	(6,352,017)	(1,344,133)	(7,993,166)	(6,245,796)
Income taxes	-	-	-	-
Net loss	(6,352,017)	(1,344,133)	(7,993,166)	(6,245,796)
Net loss attributable to non-controlling interest	(8,111)	(8,887)	(20,367)	(17,900)
Net loss attributable to Intelligent Bio Solutions Inc.	$(6,343,906)	$(1,335,246)	$(7,972,799)	$(6,227,896)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income	$(77,787)	$2,793	$148,251	$(57,334)
Total other comprehensive (loss) income	(77,787)	2,793	148,251	(57,334)
Comprehensive loss	(6,429,804)	(1,341,340)	(7,844,915)	(6,303,130)
Comprehensive loss attributable to non-controlling interest	(8,111)	(8,887)	(20,367)	(17,900)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(6,421,693)	$(1,332,453)	$(7,824,548)	$(6,285,230)

Net loss per share, basic and diluted	$(5.72)	$(1.79)	$(8.67)	$(8.54)
Weighted average shares outstanding, basic and diluted	1,108,672	744,495	919,545	729,533

Revenue

Sales of goods

Revenue from sales of good increased from $0 to $457,058 for the quarter ended March 31, 2023, compared to same period in 2022. This is due to acquisition of IFP in October 2022.

Revenue from sales of good increased from $0 to $813,737 for the nine months ended March 31, 2023, compared to same period in 2022. This is due to acquisition of IFP during the current period.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022	2021
Sales of goods – cartridges	$252,682	$—	$467,043	$—	$—
Sales of goods – readers	134,366	—	237,554	—	—
Other sales	70,010	—	109,140	—	—
Total revenue	$457,058	$—	$813,737	$—	$—

Gross profit

Gross profit in the IFPG segment increased from $0 to $33,049 for the quarter ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of IFP in October 2022.

Gross profit in the IFPG segment increased from $0 to $277,093 for the nine months ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of IFP during the current period.

Government support income

Government support income in the IFPG and SGBP segments decreased by $74,820 from $192,500 to $117,680 for the quarter ended March 31, 2023, compared to same period in 2022. This decrease was primarily attributable to timing of amount spent on qualifying research and development expenditure.

Government support income in the IFPG and SGBP segment increased by $328,334 from $370,291 to $698,625 for the nine months ended March 31, 2023, compared to same period in 2022. This increase was primarily attributable to qualifying research and development expenditures incurred during the current period including the completion of Milestone 7, a phase of its biosensor platform development at the University of Newcastle, Australia.

The grant support income is primarily attributable to INBS’s subsidiary companies recognizing an R&D tax refund as the Company believes that it is probable that the certain amount will be recovered in full through a future claim (see Note 3 for further information and disclosures relating R&D tax refund).

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $776,750 to $1,898,754 from $1,122,004 for the quarter ended March 31, 2023, compared to the same period in 2022. This is largely due to the effects of acquisition of IFP, as results of operations of IFP is consolidated in current period from the date of acquisition.

Selling, general and administrative expenses increased by $2,136,693 to $5,594,461 from $3,457,768 for the nine months ended March 31, 2023, compared to the same period in 2022. This is largely due to the effects of acquisition of IFP, as results of operations of IFP is consolidated in current period from the date of acquisition.

As the Company’s operating activities increase, we expect its selling, general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee-related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses decreased by $113,427 to $299,898 from $413,325 for the quarter ended March 31, 2023, compared to the same period in 2022. This decrease is primarily driven by the timing of invoicing and research and development activities carried out by University of New Castle.

Development and regulatory expenses decreased by $2,780,943 to $380,363 from $3,161,306 for the nine months ended March 31, 2023, compared to the same period in 2022. This decrease is primarily driven by expensing of the prepaid R&D contribution of $2,600,000 during the same period in 2021.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Depreciation and amortization

Depreciation and amortization increased from $0 to $797,142 for the quarter ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of IFP and primarily related to the amortization of acquired Intangibles during the current quarter.

Depreciation and amortization increased from $0 to $398,986 for the nine months ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of IFP and primarily related to the amortization of acquired intangibles during the current period.

Goodwill Impairment

The goodwill impairment expenses increased by $4,096,490 to $4,096,490 from $0 for the quarter ended March 31, 2023, compared to the same period in 2022. Refer to note 3, summary of significant accounting policies, and note 10, goodwill and other intangible assets for further information.

The goodwill impairment expenses increased by $4,096,490 to $4,096,490 from $0 for the nine months ended March 31, 2023, compared to the same period in 2022. Refer to note 3, summary of significant accounting policies, and note 10, goodwill and other intangible assets for further information.

Other income and expenses

Interest expense

Interest expense increased by $81,908 to $86,125 from $4,217 for the quarter ended March 31, 2023, as compared to the same period in 2022. This increase was attributable to the interest expense recorded for convertible notes after the acquisition of IFP.

Interest expense increased by $159,065 to $163,957 from $4,892 for the nine months ended March 31, 2023, as compared to the same period in 2022. This increase was attributable to the interest expense recorded for convertible notes after the acquisition of IFP.

Fair value movements through profit and loss

The fair value gain increased by $269,787 to $269,787 from $0 for the quarter ended March 31, 2023, as compared to the same period in 2022. This increase is due to the revaluation gains on the convertible notes and contingent consideration for holdback shares resulting from the acquisition of IFP.

The fair value gain increased by $2,062,878 to $2,062,878 from $0 for the nine months ended March 31, 2023, as compared to the same period in 2022. This increase is due to the revaluation gains on the convertible notes and contingent consideration for holdback shares resulting from the acquisition of IFP.

Realized foreign exchange (loss) /gain

Realized foreign exchange gain increased by $7,202 to a gain of $7,212 from a gain of $10 for the quarter ended March 31, 2023, compared to the same period in 2022. This increase in gain was largely attributable to the favorable exchange rates while settling transactions in currencies other than its functional currencies.

Realized foreign exchange loss increased by $5,842 to a loss of $8,936 from a loss of $3,094 for the nine months ended March 31, 2023, compared to the same period in 2022. This increase in loss was largely attributable to the unfavorable foreign exchange translations on capital raising from AUD to USD during the current period.

Income tax (expense) benefit

There was no income tax expense for both the three and nine months ended March 31, 2023, and 2022, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation loss increased by $80,580 to a loss of $77,787 from a gain of $2,793 for the quarter ended March 31, 2023, compared to the same period in 2022. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and liabilities of foreign subsidiaries in reporting currency.

Unrealized foreign currency translation gain increased by $205,585 to a gain of $148,251 from a loss of $57,334 for the nine months ended March 31, 2023, compared to the same period in 2022. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and liabilities of foreign subsidiaries in reporting currency.

Net loss

Net loss attributable to INBS increased by $5,008,660 to $6,343,906 from $1,335,246 for the quarter ended March 31, 2023, compared to the same period in 2022. This increase is primarily driven by impairment of goodwill $4,096,490 offset by a recognition of fair value gain on revaluation of convertible notes and holdback Series C Preferred Stock during the current quarter of $269,787.

Net loss attributable to INBS increased by $1,744,903 to $7,972,799 from $6,227,896 for the nine months ended March 31, 2023, compared to the same period in 2022. This decrease is primarily driven by impairment of goodwill $4,096,490 offset by recognition of fair value gain on revaluation of convertible notes and holdback Series C Preferred Stock during the current quarter of $2,062,878.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of March 31, 2023, we had $2,280,544 in cash and cash equivalents and $887,136 in working capital.

The Company expects that its cash and cash equivalents as of March 31, 2023, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company is currently evaluating raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company received aggregate gross proceeds of $2,775,041 (before deducting the placement agent’s fees and the Company’s transaction expenses) in connection with the closing of the March 2023 Offering on March 10, 2023, and the December 2022 Private Placement on December 22, 2022. In the event we require additional capital, there can be no assurances that we will be able to raise such capital on acceptable terms, or at all. Failure to generate sufficient revenues or raise additional capital through debt or equity financings, or through collaboration agreements, strategic alliances or marketing and distribution arrangements, could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business plan. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to a reduction in our operations or the failure of our company. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of the IFP Acquisition, the Company became the guarantor to unsecured convertible notes (also referred to herein as the IFP Loan Agreements) for which IFP is the borrower. The outstanding fair value of the convertible notes as of March 31, 2023, was $389,361. The convertible notes, plus certain accrued interest, will become due on October 4, 2024 (the second anniversary of the IFP Acquisition closing date), unless earlier converted. The convertible notes bear an interest rate of 17% per annum, on a compounded basis. The interest rate will increase to 22% per annum, on a compounded basis, on October 4, 2023 (the first anniversary of the IFP Acquisition closing date) if the Company’s shareholders have not yet approved (i) the conversion of the Series C Preferred Stock into common stock and (ii) any amendments to, or adoption of, any option or warrant plans to give effect to the transactions contemplated under the Share Exchange Agreement.

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

Critical Accounting Estimates

The preparation of our interim condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes that are not readily apparent from other sources. Estimates and judgments used in the preparation of our interim condensed consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products, inflation, foreign currency exchange rates, economic conditions and other current and future events. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Goodwill Impairment

During the quarter ended March 31, 2023, utilizing the income approach, the Company performed a quantitative impairment test on goodwill using a discounted cash flow analysis, which determined the carrying value of our reporting unit. Significant assumptions inherent in the valuation methodologies include, but are not limited to, prospective financial information, growth rates, terminal value and discount rate. Refer to note 3, summary of significant accounting policies, and note 10, goodwill and other intangible assets for further information.

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

During the nine months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those in our June 30, 2022, Annual Report on Form 10-K filed with the SEC on September 22, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2023 as described below.

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

Remediation Plan

Management is committed to continuing with the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Since the closing of initial public offering (“IPO”) on December 28, 2020, we made the following enhancements to our control environment:

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation effort, described above, there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On October 4, 2022, the Company completed the acquisition of IFP. In accordance with the guidance issued by the SEC, recently acquired businesses may be excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the year of acquisition. Accordingly, management excluded the IFP Acquisition from the management’s assessment of the effectiveness of the Company’s internal control over financial reporting from October 4, 2022 (the acquisition date), which excluded total assets and total net revenue representing approximately 74% and 100% respectively, of the Company’s related consolidated financial statement amounts as of and for quarter ended March 31, 2023.

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

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on September 22, 2022, as amended, except for risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our Licensor is undergoing equity recapitalization the outcome with which could materially and adversely affect the Company’s ability to use IP rights for the Licensed Products, as well as our business, financial condition and operating results.

We are party to a Technology License Agreement (the “Technology License Agreement”) with Life Science Biosensor Diagnostics Pty Ltd. (“LSBD”), pursuant to which, among other things, the Company licenses certain products from LSBD (the “Licensed Products”), and have a 50% interest in BiosensX (North America) Inc which has exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the Biosensor technology the glucose/diabetes management field in the United States, Mexico and Canada. According to the Australian Securities and Investment Commission’s (ASIC’s), Companies and Organizations Register, on May 10, 2022, LSBD filed a Notice of Appointment of External Administrator, followed by a filing of a Deed of Company Arrangement on the August 2, 2022. We understand that LSBD is proposing to undergo a recapitalization of its equity structure on or before May 30, 2023. We understand, the deed administrators granted a further extension from April 30, 2023, to May 30, 2023, to the Deed Proponents to complete their due diligence. The terms of such recapitalization or other outcome of such administration of LSBD could result in, among other things, change in control of the Licensor or more parties other than LSBD becoming the owner of the Intellectual Property (IP) rights. Accordingly, this has an inherent risk of the possibility of modifications to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition and operating results.

If we are unable to achieve certain agreed milestones, we may become liable to refund the grant we received from the Australian government.

The Company has only completed 4 of the 8 agreed milestones set forth in the Company’s grant agreement with the Australian Government. As of March 31, 2023, there is uncertainty regarding the potential extension of the grant agreement past its original end date of March 28, 2024. If we are not given an extension beyond the original end date, or if we are unable achieve the agreed milestones on time, we may become liable to refund the grant we received.

We may have difficulties integrating acquired business and as result, our business, results of operations and/or financial condition may be materially adversely affected.

On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (IFP), a company registered in England and Wales. The Company believes that the acquisition of IFP will result in several benefits, including synergy in operations, drive product innovations, and operational efficiencies. However, to realize these anticipated benefits, the business of INBS and IFP must be successfully integrated. The success of the IFP acquisition will depend on, among other things, the combined Company’s ability to realize these anticipated benefits from combining the businesses of INBS and IFP. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

●	inability to efficiently operate new businesses or to integrate acquired products.
●	failure to successfully manage relationships with customers, distributors, and suppliers.
●	failure of customers to accept new products or to continue as customers of the combined company.
●	potential incompatibility of technologies and systems.
●	failure to leverage the increased scale of the combined company quickly and effectively.
●	potential difficulties integrating and harmonizing financial reporting systems.
●	difficulties in retaining key employees of the acquired business.
●	failure of the acquired business to produce the expected value.
●	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company.

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

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2023).

4.1	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).
10.1

Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended February 8, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2023).

10.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	May 11, 2023	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	May 11, 2023	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

