Form 10-K
period 2023-06-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2023-08-23
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the Common Stock (based on the closing price of these shares on the Nasdaq Stock Market) on December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates, was $3,665,058.

As of August 22, 2023, there were 2,330,399 of the registrant’s Common Stock issued and outstanding.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this form may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by the federal securities laws, we are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to confirm these statements to actual results or revised expectations.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Company,” or “INBS” refer to Intelligent Bio Solutions Inc. together with its wholly owned subsidiaries.

ITEM 1. BUSINESS.

Intelligent Bio Solutions Inc. (formerly known as GBS Inc.), and its wholly owned Delaware subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Our Australian subsidiary Intelligent Bio Solutions (APAC) Pty Ltd (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). Our headquarters are in New York, New York.

We are a medical technology company focused on developing and delivering non-invasive, rapid and pain free innovative testing and screening solutions. We operate globally with the objective of providing intelligent, pain-free, and accessible solutions that improve the quality of life.

Our current product portfolio includes:

●	Intelligent Fingerprinting Platform - Our proprietary portable platform analyzes fingerprint sweat using a one-time (recyclable) cartridge and portable handheld reader. Our flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, sweat-based fingerprint diagnostic testing products designed to detect drugs of abuse including opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute, before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with our confirmatory kits can also be sent to a third-party laboratory service provider to perform confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics firms, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – Our “Biosensor Platform” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform, which is designed to detect multiple biological analytes by substituting the Glucose Oxidase (“GOX”) enzyme with a suitable alternative for each analyte, is currently in the development stage. Our flagship product candidate based on the Biosensor Platform technology is the Saliva Glucose Biosensor (“SGB” and, together with a software app that interfaces the SGB with the Company’s digital information system, the Saliva Glucose Test or “SGT”), a Point of Care Test (POCT) expected to complement the finger pricking invasive blood glucose monitoring test for diabetic patients. Our products based on the SGT are referred to herein as the “SGT products.”

These platform technologies have the potential to develop a range of POCT including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology.

Highlights of Achievements and Developments

Our major highlights of achievements for the fiscal year 2023:

●	On June 28, 2023, the Company announced it had received guidance from the United States Food and Drug Administration (the “FDA”) regarding the regulatory classification of its Intelligent Fingerprinting Drug Screening Cartridge. The FDA provisionally determined that the cartridge falls within 21 CFR 862.3650, Opiate Test System, a Class II type device that requires the submission of a pre-market notification 510(k) and the FDA’s clearance prior to marketing. The preliminary assessment, in response to the Company’s March 2023 513(g) request for product classification, provides a clear regulatory pathway for INBS as part of the Company’s expansion strategy into the United States. The Company intends to submit a 510(k) pre-market notification for its proprietary Intelligent Fingerprinting Drug Screening Cartridge.

●	In June 2023, the Company concluded its study on the Correlation of Glucose and Cortisol between Oral Fluid and Blood Compartments. The study aimed to determine the degree of correlation between saliva and blood glucose and cortisol levels in subjects with and without diabetes. The results of the study indicate that saliva sampling and analysis has potential use in various applications, including as an aid in screening for diabetes in unhygienic environments where blood sampling is risky, and in point-of-care or at-home cortisol tests where characterizing early morning levels and daily variation is important. The Company intends to compile a white paper summarizing the findings as it determines the next phase of development.

●	On May 2, 2023, the Company announced the recruitment of its Australian sales force and the addition of a new distribution hub and office facility to manage sales and operations, significantly expanding its ability to service customers throughout the Asia Pacific region.

●	On March 15, 2023, the Company announced that it has selected Human and Supplement Testing Australia (“HASTA”), Australia’s largest independent sports drug testing laboratory, as its preferred drug testing specialist in Australia to complete lab-based confirmation testing.

●	On February 16, 2023, the Company announced that it has filed a 513(g) submission with the United States Food and Drug Administration (FDA) for its Intelligent Fingerprinting Drug Screening Cartridge. The submission will allow Intelligent Bio Solutions to determine the most suitable FDA regulatory pathway as part of the Company’s strategy for expansion into the U.S. market.

●	On January 23, 2023, the Company published the results of Milestone 7, a phase of its biosensor platform development at the University of Newcastle, Australia, that included testing time-to-result (TTR), sensitivity, and reproducibility. The results showed a record 4x improvement in TTR, enabling the biosensor to return test results in under one minute.

●	During the year, the Company continued to expand its customer base by entering into sales contracts with Haulier, Eastern Airways, Hozelock, Boughey Distribution, A&F Sprinklers and Dodman Limited.

●	The Company completed the acquisition of Intelligent Fingerprinting Limited (IFP), a company registered in England and Wales and on October 4, 2022 (the IFP Acquisition). IFP owns a portfolio of intellectual property for diagnostic tests and associated technologies including drug testing through the analysis of fingerprint sweat. The acquisition of IFP has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies. The IFP Acquisition is described in more detail below.

●	On July 13, 2022, INBS completed Institutional Review Board (IRB) approved clinical studies at the Diabetes Research Institute of Sutter Health’s Mills-Peninsula Medical Center (MPMC) in San Mateo, California. The study design was intended to support the clinical development of its next-generation Saliva Glucose Biosensor. A total of 40 adult subjects with type 2 diabetes were recruited for the study. Nearly 1,400 samples of blood and oral fluids were collected and analyzed. The subsequent statistical analysis of the correlation of glucose levels among these sample types will act as foundation for building a robust portfolio of prospective clinical evidence, forming the backbone for future regulatory submissions.

Our major developments for the fiscal year 2023:

●	IFP Acquisition – Issuance of Series C Preferred Stock

On October 4, 2022, in connection with the IFP Acquisition, the Company entered into a Share Exchange Agreement with IFP (the “Share Exchange Agreement”), the holders of all of the issued shares in the capital of IFP (collectively, the “IFP Sellers”) and the IFP Sellers’ representatives named therein.

Pursuant to the terms of the Share Exchange Agreement, the Company, among other things, acquired from the IFP Sellers all of the issued shares in the capital of IFP, and as consideration therefor the Company issued to the IFP Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate of (i) 148,155 shares (148,183 shares after taking into effect of rounding due to Reverse Stock Split) of the Company’s common stock (the “Common Stock Consideration”), and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

An additional 1,649,273 shares of Series C Preferred Stock were reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of Series C Preferred Stock, that are being held back from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers (the “Closing Holdback Shares”) and (ii) 1,149,273 shares of Series C Preferred Stock (the “Lender Preferred Shares”) underlying convertible debt (referred to herein as the “Convertible Debt” and “convertible notes”) payable to certain lenders to IFP (the “IFP Lenders”).

When initially issued in connection with the IFP Acquisition and prior to the Reverse Stock Split (defined below), each share of Series C Preferred Stock was convertible into three shares of common stock, subject to adjustment upon the occurrence of specified events (such as Reverse Stock Split) and contingent upon approval by the Company’s stockholders. As a result of the Reverse Stock Split, each share of Series C Preferred Stock is currently convertible into 0.15 shares of common stock (subject to adjustment upon the occurrence of specified events).

The full conversion of the Series C Preferred Stock was approved by the Company’s stockholders at the special meeting of the Company’s stockholders on May 8, 2023 (the “Special Meeting”). As a result of the stockholder approval, all then-outstanding shares of Series C Preferred Stock (other than the Lender Preferred Shares and shares held by the two shareholders referred to herein as the “RFA Sellers”) were automatically converted into common stock effective May 10, 2023. The IFP Lenders and RFA Sellers subsequently elected to convert the Lender Preferred Shares and all other shares Series C Preferred Stock they held into common stock effective May 10, 2023. For purposes of this report, “RFA Seller” means The Ma-Ran Foundation and The Gary W. Rollins Foundation.

Concurrently with the IFP Acquisition, the Company and the IFP Sellers entered into two registration rights agreements (the “IFP Registration Rights Agreements”) granting the IFP Sellers customary registration rights with respect to the shares of common stock and the common stock underlying the Series C Preferred Stock issued to the IFP Sellers by the Company in connection with the IFP Acquisition. On June 6, 2023, the Company filed a registration statement on Form S-1, which was subsequently amended on June 21, 2023 (File No. 333-272463) (the “June Resale Registration Statement”), in connection with fulfilling its obligations under the IFP Registration Rights Agreements. The June Resale Registration Statement was declared effective on June 27, 2023.

●	December Private Placement – Issuance of Series D Preferred Stock

On December 21, 2022, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) with 14 investors (the “Series D Investors”), pursuant to which the Company agreed to issue and sell to the Series D Investors in a Regulation S private placement (the “December Private Placement”): (i) 176,462 shares of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), and (ii) 529,386 warrants to purchase common stock (the “D Warrants”). The Series D Preferred Stock and D Warrants were sold together as a unit (“Unit”), with each Unit consisting of one share of Series D Preferred Stock and three D Warrants. An additional 26,469 warrants (the “Winx Warrants”) were issued to Winx Capital Pty Ltd., the placement agent for the December Private Placement. The Company received aggregate gross proceeds from the December Private Placement of $220,585 before deducting the placement agent’s fees and the Company’s transaction expenses. The December Private Placement closed on December 22, 2022.

The purchase price for the Units was $1.25 per Unit. The Unit offering price and the D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1).

When initially issued in connection with the December Private Placement and prior to the Reverse Stock Split, the 176,462 outstanding shares of Series D Preferred Stock were convertible into 529,386 shares of common stock. As a result of the Reverse Stock Split, the 176,462 outstanding shares of Series D Preferred Stock were, at the time of conversion, convertible into an aggregate of 26,464 shares of common stock. The Company’s stockholders approved the full conversion of the Series D Preferred Stock at the Special Meeting on May 8, 2023, and the conversion of the Series D Preferred Stock was effective as of May 10, 2023.

As a result of the Reverse Stock Split, (i) each share of Series D Preferred Stock was convertible into 0.15 shares of common stock at the time of conversion (initially three shares of common stock pre-Reverse Stock Split, subject to adjustment upon the occurrence of specified events); (ii) each D Warrant currently represents the right to purchase 0.05 shares of common stock with an exercise price of $5.80 per share (initially exercisable for one share of common stock with an exercise price of $0.29 per share pre-Reverse Stock Split); and (iii) each Winx Warrant currently represents the right to purchase 0.05 shares of common stock, with an exercise price of $10.40 per share (initially exercisable for one share of common stock with an exercise price of $0.52 per share pre-Reverse Stock Split). The D Warrants expire June 22, 2028 and the Winx Warrants expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors.

Concurrent with entry into the December Purchase Agreement, the Company and the Series D Investors entered into a Registration Rights Agreement (the “December Registration Rights Agreement”) granting the Series D Investors customary registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the D Warrants acquired by the Series D Investors in the December Private Placement. The June Resale Registration Statement, which was declared effective on June 27, 2023, was filed in connection with fulfilling the Company’s obligations under the December Registration Rights Agreements.

●	March 2023 Offering

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

The Company granted the Underwriters a 45-day option to purchase an additional 85,430 shares and/or warrants to purchase up to 25,629 shares of common stock, in any combination, at the public offering price less the underwriting discounts and commissions. On March 9, 2023, the Representative fully exercised the over-allotment option to purchase an additional 85,430 March Shares and additional March Warrants to purchase 25,629 shares of common stock. The March 2023 Offering closed on March 10, 2023. As a result of the Representative exercising the over-allotment option in full, the gross proceeds, before deducting underwriting discounts and commissions and other March 2023 Offering expenses, was approximately $2.55 million.

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

The March 2023 Offering was made pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2022 and subsequently declared effective on April 20, 2022 (File No. 333-264218), and the base prospectus contained therein. A prospectus supplement relating to the March 2023 Offering was filed with the SEC on March 9, 2023.

Under the terms of the Underwriting Agreement, the Company also agreed to issue to the Representative unregistered warrants (the “March Representative’s Warrants”) to purchase 32,750 shares of common stock, which warrants have an exercise price of $4.875 per share (125% of the public offering price per Share and accompanying Warrant) and will terminate on March 8, 2028. The shares of common stock underlying the March Representative’s Warrants were subsequently registered under the June Resale Registration Statement, which was declared effective on June 27, 2023.

●	Conversion of Convertible Debt and Preferred Stock

At the Special Meeting of the Company’s stockholders held on May 8, 2023, the stockholders of the Company approved, among other things, (a) the full conversion of the Series C Preferred Stock issued by the Company pursuant to the Share Exchange Agreement and the issuance of shares of common stock in connection with such conversion (the “Series C Conversion Approval”), and (b) the full conversion of the Series D Preferred Stock issued by the Company pursuant to the Securities Purchase Agreement and the issuance of shares of common stock in connection with such conversion (the “Series D Conversion Approval”).

A result of the Series C Conversion Approval, and in accordance with the terms of the Share Exchange Agreement, convertible debt for which IFP is the borrower and the Company is a guarantor (the “Convertible Debt”), became eligible for conversion into shares of IFP that were then to be immediately transferred to the Company in exchange for shares of Series C Preferred Stock. As of May 8, 2023, all eight holders of the Convertible Debt (the IFP Lenders) committed to, or otherwise indicated that they were committed to, the above-described conversion and exchange of the Convertible Debt (the “Loan Conversion”), which, in the aggregate, had an outstanding balance of £1,360,761 in principal and accrued interest as of May 8, 2023.

On May 12, 2023, the Company entered into Convertible Loan Conversion Agreements (the “Conversion Agreements”) with the eight IFP Lenders relating to the Convertible Debt in order to effect the above-described conversion and exchange of the Convertible Debt. Each of the Conversion Agreements is dated and is effective as of May 9, 2023.

Upon the conversion and exchange of the Convertible Debt in accordance with their respective terms and the terms of the Share Exchange Agreement and the Conversion Agreements, the IFP Lenders received an aggregate of 1,149,273 shares of Series C Preferred Stock. The conversion and exchange of the Convertible Debt into Series C Preferred Stock is deemed to be effective as of May 9, 2023. Effective as of May 10, 2023, the 1,149,273 shares of Series C Preferred Stock issued to the IFP Lenders pursuant to the Conversion Agreements were converted into an aggregate of 172,386 shares of common stock.

Effective as of May 10, 2023, all 3,512,277 shares of Series C Preferred Stock issued and outstanding on that date, including the 1,149,273 shares of Series C Preferred Stock issued to the IFP Lenders, were converted into an aggregate of 526,818 shares of common stock. Such conversion of the Series C Preferred Stock into common stock was effected in accordance with the Series C Conversion Approval, the terms of the Share Exchange Agreement and the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. This conversion of Series C Preferred Stock into common stock was deemed effective as of May 10, 2023.

As of May 10, 2023, the holders of all 176,462 shares of the Company’s Series D Preferred Stock issued and outstanding on that date elected to convert those shares of Series D Preferred Stock into shares of common stock, and the 176,462 shares of the Company’s Series D Preferred Stock were then converted into an aggregate of 26,464 shares of common stock effective as of that date. The conversion of the Series D Preferred Stock was effected in accordance with the Series D Conversion Approval, the terms of the Securities Purchase Agreement and the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock.

Upon effectiveness of the above-described conversion of Series C Preferred Stock and Series D Preferred Stock into common stock, the Company had approximately 2,285,849 shares of common stock issued and outstanding, subject to adjustment for rounding of fractional shares, if any.

●	Reverse Stock Split

At the annual meeting of the Company’s stockholders held on February 8, 2023 (the “Annual Meeting”), the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split at a ratio of not less than 1-for-2 and not more than 1-for-35 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Company’s Board of Directors (the “Board”) at its sole discretion without further approval or authorization of our stockholders. Pursuant to such authority granted by the Company’s stockholders, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split.

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

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from approximately 18,325,289 shares (excluding treasury shares) as of February 8, 2023, to approximately 916,265 shares (excluding treasury shares, and subject to the rounding up of fractional shares), and the number of authorized shares of common stock remained 100 million shares.

In order reflect the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock issuable upon conversion of preferred stock and the exercise of the warrants, as applicable; as well as to any applicable conversion and exercise prices, which were also adjusted in proportion to the reverse stock split ratio of the Reverse Stock Split (subject to adjustment for fractional interests).

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts reflected herein have been adjusted to reflect the 1-for-20 Reverse Stock Split.

Intelligent Fingerprinting Drug Screening System

Our wholly owned subsidiary, Intelligent Fingerprinting Limited (IFP), is the developer and owner of our proprietary and commercially available portable drug screening system designed to detect common drugs of abuse through fingerprint sweat. The Intelligent Fingerprinting Drug Screening System consists of a small, tamper-evident drug screening cartridge that collects ten fingerprint sweat samples, which are then analyzed in a portable handheld reader for precise on-screen results in minutes. This system eliminates the need for invasive and unpleasant urine, saliva, or blood collection to test for substance abuse. The ten samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. The system is currently designed to detect opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. In addition, samples collected via confirmatory kits can be sent to a third-party laboratory service provider for confirmation testing.

Intelligent Fingerprinting Drug Screening System Functionality

The Intelligent Fingerprinting Drug Screening System consists of single-use, tamper-evident Intelligent Fingerprinting Cartridges (for sample collection) and the portable Intelligent Fingerprinting DSR-Plus portable analysis unit. The process of collecting and analyzing samples is as follows:

1.	Ten fingerprint sweat samples (one from each finger) are collected onto the Drug Screening Cartridge sample application pad (five seconds per finger).

2.	After sample collection, the tester slides the Cartridge’s tamper-evident protective cover across the pad, which locks into place to protect against tampering or contamination.

3.	The Cartridge is then activated by depressing the buffer clip. This releases buffer solution into the Cartridge, which contains antibodies that have been configured to detect the presence of drugs (and/or their metabolites) within the collected fingerprint sweat sample. The fingerprints are dissolved during this process and destroyed.

4.	The Cartridge is inserted into the DSR-Plus Reader.

5.	The tester follows the simple touch-screen instructions, and analysis begins.

6.	Within 10 minutes, the test results are displayed on the DSR-Plus touch-screen, providing a negative or non-negative indicator for each drug group in the screening panel.

7.	The screening results can be printed using a separate portable label printer (available as an accessory) to provide a permanent record. Anonymized details of the sample donor are entered into the DSR-Plus as part of the analysis procedure, and this information, along with the time and date, is recorded on the results print-out, which is important where evidence continuity is required.

Results can also be downloaded to a computer for and be used for, among other things, and to the extent legally permissible, integration with employee medical records or for general statistical analysis.

History and Background of the Intelligent Fingerprinting Drug Screening System

Founded in 2007, IFP is a spin-out company from the University of East Anglia (UEA) and is based in Cambridge, England. IFP developed and commercialized the patented Intelligent Fingerprinting DSR-Plus Reader and Cartridge system, which has been predominantly sold in the United Kingdom, mainland Europe and the Middle East. IFP continues to manufacture the cartridges for the Fingerprinting Drug Screening System in its factory in Cambridge, England.

Research and Development

Our research and development (R&D) team collaborates with external specialist organizations across jurisdictions to conduct comprehensive R&D initiatives. These collaborative efforts are currently driven by the following primary objectives:

1.	Enhancing the Reader: This involves integrating wireless connectivity, data collection capabilities, and important system architecture improvements such as miniaturization, extended battery life, and a refined touch-screen interface for a seamless user experience.

2.	Expanding testing capabilities: The focus is on enabling the current cartridges to detect highly relevant substances in today’s pharmaceutical landscape, such as fentanyl and oxycodone.

3.	Exploring new tests in the medical point of care domain: This initiative aims to explore potential new tests within the medical point of care domain, resulting in a broader range of diagnostic tools for healthcare providers.

To facilitate the expansion of point-of-care testing into additional areas of interest, such as tumor markers, hormones, and allergies, the core team will collaborate with external research specialists. This joint exploration aims to unlock the untapped potential applications of our existing lateral flow assay technology on which the Intelligent Fingerprinting Platform has been developed and the organic thin film transistor on which the Biosensor Platform has been developed. By expanding the capabilities of these platforms, we will be better equipped to address diverse diagnostic needs and contribute to improved patient outcomes.

Regulatory Matters

Our R&D, manufacturing facilities and operations for drug screening products adhere to stringent quality criteria, complying with ISO 13485 for In Vitro Diagnostic Devices and Medical Devices, as well as ISO 9001. We have quality and regulatory oversight of our sub-contracted reference laboratories, where our methodology is accredited by the United Kingdom Accreditation Service (UKAS), ensuring that the laboratory operates according to the ISO 17025 standard.

Australia: While we are already permitted to sell the Intelligent Fingerprinting Drug Screening System as a drug screening device in Australia, we are in the process of obtaining accreditation from NATA (National Association of Testing Authorities, Australia).

We have partnered with Racing Analytical Services Limited (RASL), one of Australia’s largest independent drug testing laboratories, to provide confirmation tests for our drug screening solutions and assist in obtaining NATA accreditation.

United States of America: We are currently navigating our regulatory pathway in the United States as we seek approval to sell the Intelligent Fingerprinting Drug Screening System in the United States. We have completed a 513(g) submission and received a response from the United States Food and Drug Administration (“FDA”) that allows us to pursue the submission of a 510(k) premarket notification. Additionally, we must identify potential laboratory partners for further certifications and studies that may be necessary. We anticipate that obtaining FDA approval will benefit entry into other regions of the world.

Other Regions: Distributors in other countries and jurisdictions will be responsible for obtaining all necessary approvals within their respective territories.

Manufacturing

The facilities required to produce the Intelligent Fingerprinting Drug Screening Cartridge and DSR-Pus Reader are in place at our manufacturing facility in Cambridge, UK, which is used for fabrication and quality control. The facility operates a Quality Management System that complies with the requirements of ISO 13486 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology; design, development, manufacture, distribution, servicing and supply of devices for collection of fingerprint samples used to detect drugs of abuse; and the design, development, manufacture, distribution, servicing and supply of in vitro diagnostic kits for the detection of viral infection antigens in human saliva and anterior nares samples. The facility further operates a quality management system that complies with the requirements of ISO 9001 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology and the design, development, manufacture, distribution, servicing, and supply of devices for collection of fingerprint samples used to detect drugs of abuse.

Distribution and Sales

We currently serve over 350 small to medium-sized businesses, primarily located throughout the United Kingdom, with additional customers coming from various global locations. We intend to expand our customer base by strengthening our presence in existing markets and, subject to receiving necessary regulatory approvals and clearances, venture into new regions. We will tailor our strategy to the targeted region, establishing direct sales and marketing teams or utilizing distribution networks. In some cases, a combination of these strategies may be appropriate.

Distributors: Through the use of buy-sell agreements, distributors will purchase the IFP Products and resell them to customers. These distributors can be exclusive or non-exclusive, depending on our arrangements. We focus on distributors with existing customer networks in the drug screening segment and who have a proven track record in their respective territories. We also plan to utilize exclusive distributors who will be the sole providers within certain defined territories and will need to satisfy certain minimum quarterly purchase requirements.

United Kingdom: Our direct sales team consists of four sales representatives, one sales leader and one National Sales Manager. The team utilizes telemarketing leads to schedule on-site demonstrations. The team manages customer relationships and oversees the sales cycle. Customers are assigned to sales representatives based on geographic territories.

Australia: Our direct sales team consists of four sales representatives and the vice president of sales. Their primary area of focus is the east coast of Australia, which comprises approximately 72% of the country’s population. The team utilizes their extensive network of existing contacts and relationships to introduce the IFP product through in-person demonstrations. We also intend to utilize distributor partnerships to supplement our direct team and cover regions such as Western Australia, South Australia and more remote areas.

United States: During our 510(k) premarket submission and subject to receiving appropriate approvals from the FDA, we plan to appoint a dedicated distribution leader to spearhead market entry strategies by identifying and selecting distributors and partners. Our focus will be identifying distributors and partners already operating within the U.S. drug screening market.

European Expansion: We will appoint a dedicated European representative to identify, negotiate, and sign distributor agreements and maximize sales in targeted territories.

Expanding into the Middle East and Africa (MEA): A representative from our European operations will initially manage M.E.A operations. Depending on market opportunities and sales volume, we may appoint a dedicated distribution leader for M.E.A. operations at a later stage.

Market Analysis and Opportunity

The Drug Screening Market

The drug screening market encompasses various sectors, including workplaces, drug testing labs, criminal justice, law enforcement, schools and colleges, pain management centers, the military, medical examiners, individual users, and sporting organizations.

Drug misuse is a global concern, and while the approach to this problem varies depending on the legal and regulatory landscape of each country, what remains constant is the need for regular testing, particularly in areas and industries of concern. Even in regions where certain drugs, such as cannabis, have been decriminalized (such as in various states across the United States, Canada, and Europe), social and workplace challenges persist relating to impairment, drug dependency and associated criminal activity, which in turn will increase the need for testing.

The market can be separated into four segments:

●	Workplace: Drug testing to support companies with workplace policies to address drug misuse – and assess the potential impairment effects of drug misuse on employees with safety-critical roles.

●	Drug Rehabilitation: Testing to support health service providers and charities involved in providing drug addiction treatment programs.

●	Institutional Testing: Drug testing to support policies to address drug misuse in national institutions such as prisons, probation, and the military.

●	Criminal Justice: Testing in support of the police and their agencies to investigate drug-related crimes and activities

There is an increasing demand to introduce more effective drug monitoring systems in the above segments. We intend to aggressively market IFP Products to different geographical regions outside the U.K., with a focus on the following industries and workplaces: airports, transportation & logistics, mining, construction, drug testing labs, criminal justice, law enforcement, education facilities, pain management centers, drug rehabilitation centers, military, medical examiners, individual users and sporting organizations.

The Recreational Drug Monitoring Industry

There are four principal categories of recreational drugs - analgesics, depressants, stimulants, and hallucinogens. Analgesics include narcotics like heroin, morphine, fentanyl, and codeine. Depressants include alcohol, barbiturates, tranquilizers, and nicotine. Stimulants include cocaine, methamphetamine, and ecstasy (MDMA).

According to the World Drug Report 2022 published by the United Nations Office on Drugs & Crime, around 284 million people aged 15-64 years old used drugs worldwide in 2020, a 26% increase over the previous decade. Cannabis remains the world’s most used drug, with 209 million past-year users in 2020, a 23% increase on the previous decade. Opioid use remains a major concern due to potentially severe health consequences, with 61 million past-year users for non-medical reasons in 2020. Additionally, according to such report, there were 34 million past-year users of amphetamines and 21 million past-year users of cocaine or similar substances in 2020. Young people are using more drugs, with use levels today in many countries higher than with the previous generation. In Africa and Latin America, people under 35 represent the majority of people being treated for drug use disorders. In the United States and Canada, overdose deaths, predominantly driven by an epidemic of the non-medical use of fentanyl, continue to break records.

According to the White House’s 2022 National Drug Control Strategy, the 2020 National Survey on Drug Use and Health, published October 2021 by the Substance Abuse and Mental Health Services Administration, showed that among the 41.1 million people who needed treatment for substance abuse, only 2.7 million (6.5%) received treatment at a specialty treatment facility in the past year.

Point of Care/Rapid Diagnostics Market

According to the MarketsandMarkets, Inc.’s study, Point of Care/Rapid Diagnostics Market by Product, Platform, Purchase, Sample, User - Global Forecast to 2027, published in December 2022, the global market for Point of Care medical diagnostics was estimated to be $45.36bn in 2022, rising to $75.46bn in 2027 with a compounded annual growth rate (CAGR) of 10.7% from 2022 to 2027. The Company intends to develop pathways into areas of medical diagnostics utilizing existing technology and techniques to exploit a competitive advantage against traditional testing methodologies.

Intellectual Property

The following patents are owned by IFP.

Patent Families
Primary Patent Families - technologies that are either used in the commercial products or closely related to the commercial products.

Patent Numbers and Geographical Coverage	Description	Expiry

UK (GB 2528657)

Germany (via Europe) (DE 602015039916.1)

France (via Europe) (EP(FR) 3172566)

UK (via Europe) (EP(GB) 3172566)

Netherlands (via Europe) (EP(NL) 3172566)

Australia (AU 2015293652)

Canada (CA 2956026)

Japan (JP 6621462)

US (US 15/328799) (Pending)

	The lateral flow – broad concept – is directed to a lateral flow strip that are being used in the commercial product	This family was filed in 2014 and is estimated to expire in 2034-2035.

Germany (via Europe) (DE 602016018952.6)

France (via Europe) (EP(FR) 3262413)

UK (via Europe) (EP(GB) 3262413)

Netherlands (via Europe) (EP(NL) 3262413)

Australia (AU 2016225217)

Canada (CA 2977891)

China (CN ZL201680012388.4)

Japan (JP 6694892)

US (US 11150243)

	The lateral flow cartridge family- is directed to the lateral flow-based fingerprint cartridge used in the commercial product	This family was filed in 2015 and is estimated to expire in 2035-2036.

UK (GB 2561165) Australia (AU 2018247080) (Pending) Europe (EP 18716321.7) (Pending) US (US 11227140)	The confirmation cartridge family - is directed to the confirmation cartridge used in the commercial product	This family was filed in 2017 and is estimated to expire in 2037-2038.

UK (GB 2592432) Australia (AU 2021225394) (Pending) Europe (EP 21709774.0) (Pending) US (US 17/904887) (Pending)	The lateral flow test strip reader family - is directed to the DSR-Plus reader used in the commercial product	This family was filed in 2020 and is estimated to expire in 2040-2041.

Secondary / Tertiary Patent Families

UK (GB 2517737) Australia (AU 2014313919) US (US 10617397)	The first cartridge family - is directed to a sample cartridge that is no longer being sold or used.	This family was filed in 2013 and is estimated to expire in 2033-2034.

UK (GB 2520063)

Germany (via Europe) (EP(DE) 3065640)

France (via Europe) (EP(FR) 3065640)

UK (via Europe) (EP(GB) 3065640)

Netherlands (via Europe) (EP(NL) 3065640)

Australia (AU 2014345356)

Japan (JP 6568063)

US (US 10254277)

	The microfluidics family - is directed to a reagent cartridge component that is not used in the commercial product.	This family was filed in 2006 and is estimated to expire in 2026-2027.

UK (GB 2528654)

Germany (via Europe) (DE 602015039053.9)

France (via Europe) (EP(FR) 3171847)

UK (via Europe) (EP(GB) 3171847)

Netherlands (via Europe) (EP(NL) 3171847)

Australia (AU 2015293654)

US (US 10675222)

	The medication dispenser family - is directed to a reagent cartridge that is not used in the commercial product.	This family was filed in 2014 and is estimated to expire in 2034-2035.

UK (GB 2552823) Europe (EP 17752467.5) (Pending)	The project ridgeway family is directed to a waveguide device that is not used in the commercial product.	This family was filed in 2016 and is estimated to expire in 2036-2037.

UK (GB 2570944) Europe (EP 19707068.3) (Pending)	The ecosystem family is directed to a method for chemical analysis that is not used in the commercial product	This family was filed in 2019 and is estimated to expire in 2039.

UK (GB 2570945) Europe (EP 19707069.1) (Pending)	The project ridgeway with calibration family is directed to an improved waveguide device that is not used in the commercial product	This family was filed in 2018 and is estimated to expire in 2038-2039.

UK (GB 2577237)	The project matchbox family is directed to a method for quantifying a skinprint that is not used in the commercial product.	This family was filed in 2018 and is estimated to expire in 2038.

The patents listed above cover virtually all aspects of fingerprint diagnostics including: chemistry, screening cartridge technology, collection cartridge technology, fingerprint quantitation, fingerprint controlled medication dispenser, lab testing of fingerprints, accessories, and lateral flow test strip reader.

Competition

IFP has developed a Point of Care (POC) drug screening test system and a drug laboratory-based confirmation testing service. Both of these involve the collection of fingerprint sweat samples for analysis. For many years, competitor POC and confirmation tests have needed to rely on collecting either urine or oral fluid (saliva) body fluid samples. There are several competitive advantages of analyzing fingerprint sweat over urine and oral fluid drug testing:

1.	Non-Invasive sample collection: Fingerprint sweat can be collected within seconds from any location without needing trained specialists, gender-specific collectors or prepared collection areas. The sweat from the fingerprints is collected simply by pressing each finger onto a disposable sample collection cartridge for five seconds. In contrast, the collection of urine and oral fluid samples can take several hours and requires trained collectors. Collection areas must be specially prepared, and sample collection should be observed directly to avoid cheating tests. This is highly invasive and undignified, particularly in the case of urine.

2.	Hygienic and non-biohazardous: Fingerprint sweat samples are non-biohazardous, so the screening and collection kit material can be disposed of in routine waste or recycled. Kits used to collect urine and saliva are a potential biohazard and must be treated as such – either incinerated or into landfill.

3.	Accurate Results: The results of conventional urine and oral fluid POC drug screening tests require reading the test results by interpreting the presence or absence of colored test lines using the naked eye. Often these test lines are weak and difficult to see, leading to inaccuracy in reading the test result. In contrast, the results of the IFP screening test are provided automatically by the DSR-Plus reader unit, providing an unambiguous test result that does not require any user interpretation, increasing the accuracy of the test.

The combination of these benefits shows that fingerprint drug testing provides a more cost-effective, less invasive and more dignified method when compared to urine and oral fluid-based tests. The recyclability of IFP Product test kits is of specific benefit to organizations with environmental policies to reduce single-use plastics.

The below table compares the IFP System to other drug testing systems:

The IFP System eliminates the need for highly trained technicians or personal protective equipment, providing a non-invasive and objective testing experience. Its unique 16-hour detection window makes it ideal for assessing an individual’s fitness for work at the time of testing. Based on research commissioned by the Company, the system has the ability to achieve sensitivity and accuracy levels as demonstrated by the performance characteristics in the table below.

We believe that the lateral flow assay technology used in IFP Products has the potential to also deliver significant benefits in other areas of medical diagnostics. For example, the potential exists use the technology to detect biomarkers of health and disease and provide non-invasive monitoring of therapeutic drug levels via fingerprint analysis. IFP is also researching a pipeline of development projects with the vision that fingerprint-based diagnostic tests could provide rapid health/disease triage and wellness tests, meeting the requirements of a post-covid medical diagnostics world. The Company seeks to broaden development pathways into other areas of medical diagnostics utilizing existing technology and techniques to exploit a competitive advantage against traditional testing methodologies. Some examples of potential target assays are: fentanyl and other opiate pain medications, epilepsy management medications, anti-psychotic medications, cortisol (stress marker for wellbeing determination), protein targets, diabetes markers (c-peptide, fructosamine, insulin and proinsulin), infectious diseases (methicillin-resistant staphylococcus aureus (mrsa), Lyme disease, dengue, measles and German measles) and food contamination / infection from animals (brucella, salmonella, proteus).

Biosensor Platform Technology

The “Biosensor Platform” on which the “Saliva Glucose Biosensor” (SGB) is based is a modified Organic Thin Film Transistor (“OTFT”). The OTFT structure consists of a source and drain electrode, a semiconducting layer, a gate electrode, an optional separation (or dielectric) layer, all printed on a substrate material and superimposed by a polyelectrolyte membrane/enzyme layer onto which the analyte is placed. The Biosensor Platform is designed to detect multiple biological analytes by substituting the GOX enzyme with a suitable alternative for each analyte. The substitute enzyme will generate an electrical current signal that is detected in a manner similar to the SGB. Given that the underlying sensing mechanism is unaltered, we believe the technical risk associated with the development of other tests for biomarkers other than glucose is low. Development efforts for biomarkers other than glucose, including the development of the Prostate Specific Antigen test, the Peanut Kernel Allergen test and the Luteinizing Hormone test are currently in the early stages of development.

History and Background of the Biosensor Platform

The Biosensor was invented at the Priority Research Centre for Organic Electronics at The University of Newcastle, Australia. The Centre for Organic Electronics is the first of its kind in Australia. It is an exciting new initiative focusing on the development of new electronic devices at the intersection between semiconductors and plastics. The Centre focuses on the scientific challenges in the development of organic electronics, with massive potential for the next generation of environmentally friendly energy sources, photonics and biosensors.

The Saliva Glucose Test (SGT)

The SGB uses saliva to measure glucose non-invasively. When the SGB interacts with saliva, an electrochemical reaction is initiated that produces an electrical signal directly correlated to the amount of glucose present in the saliva. This measurement is then converted into a real-time saliva glucose reading through a dedicated reader and a software application installed on a smart device. The reading would then be stored in a proprietary cloud-based digital information system.

The SGT consists of (i) the SGB, which is a single use disposable saliva biosensor, (ii) a dedicated reader that will display the result once the biosensor has been inserted, and (iii) a software application for smart devices that interfaces with the dedicated reader.

The Saliva Glucose Biosensor (SGB)

The SGB was invented at the Centre for Organic Electronics at the University of Newcastle, Australia. Patents for the SGB technology have been granted in the United States (9,766,199) and China (104412101). The core innovative characteristic of the SGB is the sensitivity of the glucose biosensor that is designed to detect glucose in saliva at concentrations between 8-200 µM and exhibits linear glucose sensing characteristics at these concentrations, sensing glucose at levels 100 times lower than in blood. In addition to the patent disclosures, details of the SGB design have been published in Applied Physical Letters, a peer-reviewed physics journal. The Licensor (LSBD) owns patents in China and the United States protecting the following technological claims of the SGB: the architecture of a biofunctional organic thin film transistor device comprising a gate electrode, a dielectric layer, a partially-organic semiconducting layer, a source electrode, a drain electrode, a substrate and an enzyme; the method for producing the organic thin film transistor device; and the method for determining the concentration of a compound in a sample by interpreting the amperometric signals generated by the device. The Chinese and the United States patent belong to the same patent family.

The basic OTFT structure consists of a source and drain electrode on a semiconducting material that is itself separated from a gate electrode by a thin insulating layer. The Centre for Organic Electronics has pioneered the fabrication of these novel biosensors based on integrating biomolecules, such as enzymes, directly into the architecture of organic transistors; producing electronic devices with both high sensitivity and high specificity for the target analyte. In these biosensors, a molecular recognition element can simply be integrated directly into the device structure, and in the case of the SGB, the recognition element is GOX.

The SGB interacts with the glucose in the saliva and initiates an enzymatic reaction whereby GOX enzyme produces hydrogen peroxide from glucose, which modifies the properties of the OTFT gate material, producing an electrical signal directly correlated to the amount of glucose present in the saliva. This measurement is then converted into a real-time saliva glucose reading through a dedicated reader and software application that can be installed on a smart device. The data has the potential to be transferable to a digital information system, which can potentially provide the patient with personalized healthcare advice enabling a practical understanding of lifestyle factors that may affect their glucose levels. The SGB, along with the above-described software and analysis capabilities, are still currently in the planning phase.

High quality OTFTs have been routinely fabricated at the materials node of the Australian National Fabrication Facility. The Centre for Organic Electronics has pioneered the fabrication of novel biosensors based on integrating biomolecules, such as enzymes, directly into the architecture of organic transistors, producing electronic devices with both high sensitivity and high specificity for the target analyte and in this case, glucose.

The development of a dedicated reader that communicates to the smart device is in prototype phase and needs to be validated after clinical trials of the SGB. The dedicated reader emulates a glucometer, providing the mechanical and electrical interfaces to receive and power the SGB as well as the required circuitry for accurately reading the amperometric signals.

The use of saliva as a meaningful proxy for estimating blood glucose level has been reported in scientific literature, including articles published in independent journals such as the International Journal of Environmental Research and Public Health1, the Journal of Oral and Maxillofacial Pathology2, and the Journal of Diabetes and Metabolism3, among others. However, a few articles have reported finding little or no significant correlation, such as articles in Heliyon4 and the Journal of the Royal Society of Medicine5. Consequently, The Company is performing clinical research to collect and provide the data necessary to support that saliva can be utilized as a non-invasive alternative to blood to monitor glycemic status in diabetes patients.

History and Background of the Saliva Glucose Biosensor

The SGB is based on a modified OTFT architecture incorporating GOX as the recognition element. It has been demonstrated that the SGB exhibits linear glucose sensing at concentrations of 8-200 µM (micro molar), offering a saliva-based test for diabetes diagnosis and monitoring.

Since their invention in 1947, transistors have dominated the mainstream microelectronics industry. Field Effect Transistors, or “FETs,” are a class of transistor in which the current between a pair of source and drain electrodes separated by a semiconductor is controlled by a voltage applied to a third electrode known as the gate. The gate electrode is separated from the source-drain region by a thin (~100 nm) insulating dielectric region and thus is coupled to the semiconductor. By altering the bias voltage applied to the gate region, the source-drain region can be altered from conducting to insulating and therefore; the device can be turned on or off. Importantly, the presence of a relatively small number of charges on the gate electrode alters the flow of a great many charges between the source and drain electrodes. Accordingly, the FET acts as a switch as well as an amplifier.

The SGB integrates another scientific discovery known as organic conductive polymers. Organic conductive polymers have several advantages over other conductors with regard to their cost and processability. The polymers that show the most promise in this area are based on the polythiophene structure. The flexible nature of these polymers allows them to be processed into almost any desired shape or form, making them attractive for the low-cost production of flexible electronic circuits, such as FETs.

The first all-polymer printed OTFT was reported in 1994. OTFTs can be fabricated at low temperatures using low-energy techniques. Low-temperature solution-based processes, such as ink-jet printing, allow for compatibility with flexible substrates, upon which it would be impossible to fabricate conventional electronics. In addition, conducting polymers can be synthesized in a laboratory without using rare or expensive materials.

1 Cui, Y., Zhang, H., Zhu, J., Liao, Z., Wang, S., Liu, W. (2022)’Correlations of salivary and blood glucose levels among six saliva collection methods’, International Journal of Environmental Research and Public Health, 19(7), p. 4122.

2 Gupta, S., Nayak, M., Sunitha, JD., Dawar, G., Sinha, N., Rallan, N.S. (2017) ‘Correlation of salivary glucose level with blood glucose level in diabetes mellitus’, Journal of Oral and Maxillofacial Pathology, 21(3), p. 334.

3 Ismail, M.M., Ahmed Ibrahim, A.S., Gamal, A.M. (2018) ‘Salivary glucose monitoring versus interstitial glucose monitoring in patients with type 1 diabetes mellitus’, Journal of Diabetes & Metabolism, 09(08).

4 Ephraim, R., Anto, E.O., Acheampong, E., Fondjo, L.A., Barnie, R.B., Sakyi S.A., Asare, A. (2019) ‘Fasting salivary glucose levels is not a better measure for identifying diabetes mellitus than serum or capillary blood glucose levels: Comparison in a Ghanaian population’, Heliyon, 5(3).

5 Forbat, L.N., Collins, R.E., Maskell, G.K., Sönksen, P.H. (1981) ‘Glucose concentrations in parotid fluid and venous blood of patients attending a diabetic clinic1’, Journal of the Royal Society of Medicine, 74(10), pp. 725–728.

Other Tests Based on the Biosensor Platform

As discussed above, the Biosensor Platform’s architecture allows the biosensor’s recognition element to be exchanged. Accordingly, the GOX element designed to detect glucose in the case of the SGB can, we believe, potentially be substituted for a different enzyme, cancer biomarkers, immunological tests, hormones, and other biomarkers. The substitute recognition element will catalyze a reaction leading to a signal that is proportional to the amount of analyte or participate in a binding reaction of labelled antibodies that will lead to a signal proportional to the amount of analyte of interest. Given the underlying sensing mechanism is unaltered, we believe the technical risk associated with the development and manufacturing scale-up of other tests for biomarkers other than glucose is relatively low.

Performance Testing, Current State of Development and Next Steps

The SGB has been under continuous development for over nine years, first by the University of Newcastle, Australia, then by Licensor and the Company. The SGB is currently in the advanced stages of development.

In 2022, the Company concluded the in-clinic portion of a clinical study collecting coincident samples of oral fluids and blood to evaluate the time-course of glucose in those samples. The study consisted of 40 subjects with type 2 diabetes, and collected saliva, gingival crevicular fluid, venous blood and fingerstick capillary blood over the course of a two-hour oral glucose tolerance test.

In January 2023, the Company’s research partner, the Centre for Organic Electronics at the University of Newcastle, which focuses on the development of new electronic devices, completed a key milestone, Milestone 7, a phase of the Company’s biosensor platform development at the University of Newcastle, Australia that included testing time-to-result (TTR), sensitivity, and reproducibility. New inks and device architectures have been developed and show improved performance. These new inks will significantly reduce manufacturing time when printing on the biosensor.

●	The biosensor time to result (TTR) has been reduced from 120 seconds to 30 seconds showing a significant improvement.

●	The biosensor limit of detection (LOD) has been reduced from 0.05mM to 0.02 mM. These results met and/or exceeded the target for this milestone (0.02 - 0.03 mM).

In relation to the error grid target, significant improvements are only expected following the implementation of the new printing and quality control equipment currently being procured.

In June 2023, the Company concluded its study on the Correlation of Glucose and Cortisol between Oral Fluid and Blood Compartments. The study aimed to determine the degree of correlation between saliva and blood glucose and cortisol levels in subjects with and without diabetes. Additionally, the research aimed to evaluate whether salivary glucose can potentially be used as a tool to discriminate between populations with and without diabetes. One hundred adult subjects were recruited and consented for the study, including 40 with Type 2 diabetes (“T2D”). Saliva specimens were collected following two rinses with bottled water, while whole blood specimens were collected through venipuncture and fingerstick methods. The glucose and cortisol levels in saliva were measured using isotope liquid chromatography/mass spectrometry (LC-MS) by Johns Hopkins Hospital and Quest.

Thirty correlations were analyzed among 6 parameters, with 6 correlations determined to be statistically significant, particularly for glucose and cortisol levels between saliva and blood. The correlation between salivary glucose and hemoglobin A1c was also statistically significant. Specifically, the correlation analysis between salivary cortisol and free cortisol shows a Pearson correlation coefficient of 0.75, and between salivary glucose and blood glucose a Pearson correlation coefficient of 0.48. The mean salivary cortisol is approximately 30% of that of free cortisol in blood. Furthermore, the data showed a statistically significant difference in the median salivary glucose for the T2D cohort relative to the control group: 2.92 versus 1.38 mg/dL. Receiver operating characteristic (ROC) curve analysis yielded an area-under-curve of 0.71 for the use of salivary glucose as a tool to screen for T2D.

The results of the study indicate that saliva sampling and analysis has potential use in various applications, including as an aid in screening for diabetes in unhygienic environments where blood sampling is risky, and in point-of-care or at-home cortisol tests where characterizing early morning levels and daily variation is important. The Company intends to compile a white paper summarizing the findings as it determines the next phase of development.

Commercialization

The Company intends to introduce and launch the SGB within its licensed regions by assigning a sublicense and/or distributor agreements. The SGB has been designed and developed to meet the ISO 15197:2013 standard, and we intend to seek regulatory approval under the specifications of this standard. The research team at the University of Newcastle, in order to benchmark the performance of the biosensor prototype systems, compared it with the partial requirements of the ISO standard ISO 15197:2013. This standard dictates the analytical standards and performance evaluation of a blood-glucose monitoring system for self-testing in managing diabetes mellitus. The standard dictates that at least 95 % of results for a given system must be within ± 15 mg/dL at glucose concentrations less than 100 mg/dL and within ± 15 % at glucose concentrations greater than or equal to 100 mg/dL. Artificial saliva was prepared based on the most widely used Fusayama Meyer solution consisting of 11 different glucose concentrations of 0, 0.18, 0.36, 0.9, 1.8, 3.6, 9.01, 18.02, 36.04, 90.1, 180.2 mg/dL. Only the first seven concentrations are clinically relevant in saliva (0 – 9.01 mg/dL)3. However, at this stage of product development, we wanted to assess the dynamic range of the biosensor to 20-fold of the upper physiological range (9.01 mg/dL)3. The concentration range of greater than 9.01-180.2 mg/dL is not clinically relevant criteria for glucose in saliva. The results of the 116 prototype biosensors were assessed for precision and accuracy by implementing the ISO standard. In conclusion, from the 116 devices assessed, 110 devices (94.8%) met the blood glucose ISO standard in relation to the adapted system accuracy (i.e. 95 % of the measured results must fall within ± 15 mg/dL at glucose concentrations less than 100 mg/dL).

We believe the deficiency of the six prototype devices that failed to meet the ISO standard is attributable to the previously non-validated manual printing process of the biosensors rather than a biosensor technology deficiency. Currently, the biosensor is transferring to a quality-controlled pilot production phase, standardizing the automated processes and characterization procedures to eliminate such manufacturing deviations in the released biosensor product format. Regardless, 110 prototype sensors in this test performed at a level to allow compliance with the ISO standard. It is important to note that the ISO standard references blood glucose monitors rather than salivary glucose monitors, so a direct application of the standard here is not entirely practical.

Manufacturing

The facilities required for the fabrication of the OTFT devices are in place at the Australian National Fabrication Facility, which we have used for fabrication and testing. We anticipate that these facilities, which we have used extensively, will continue to be used for initial manufacturing and charged under a cost recovery basis.

We received approval for $4.7 million in Medical Products Priority Grant funding from the Australian Government in June 2021 as contributions towards establishing a high-tech manufacturing facility in Australia. Amounts under this grant are paid to the Company upon the Company achieving certain deliverables and are subject to certain other conditions. As of the end of June 2023, the Company has received $3.25 million of this grant. The Company has requested an extension (from March 2024 to March 2025) to deliver certain of the deliverables under grant.

Distribution

Assuming the completion of development and receipt of all required regulatory approvals, we intend to market and distribute the SGT in the APAC Region. We propose to enter into arrangements with distributors to market and sell the SGB. We plan to enter into an agreement with a medical affairs commercialization company to drive pre-launch activity with the scope to create awareness and build a reputation with local physicians, diabetes educators, patient associations, government organizations and general practitioners. We engaged L.E.K Consulting to assist in expanding the scope of commercial partners.

Our strategy will depend in part on finding qualified distributors for the marketing and sale of our products. We will work with these distributors to market our products. These distributors typically would sell a variety of other, non-competing products and will be expected to devote certain resources to selling the SGB. We expect to devote suitable time and effort to recruiting and retaining qualified third-party distributors and training them in our technology and product offering. We plan to adopt a multi-channel strategy to balance the marketing and sales efforts.

Technology License Agreements

We are party to following technology license agreements.

1)	The Amended and Restated License Agreement dated September 12, 2019, which amends and restates all previous license agreements (the “SGT License Agreement”) is limited to the APAC Region.

2)	The technology license agreement dated June 23, 2020 (the “COV2 License Agreement”), for COV2 diagnostic test globally.

In addition to above, we have 50% equity interest in BiosensX (North America) Inc., which has a separate technology license agreement with the Licensor covering glucose/diabetes management field in the North America Territory.

SGT License Agreement

On September 12, 2019, we entered into an Amended and Restated Technology License Agreement, or the “SGT License Agreement,” with the Life Science Biosensor Diagnostic Pty Ltd, amending and restating all the previous SGT license agreements with LSBD. The SGT License Agreement sets forth our contractual rights and responsibilities relating to the Licensed Products in the APAC Region. The “Licensed Products” are products consisting of a biosensor strip and smart device application or dedicated reader device that use the biosensor technology owned by the Licensor relating to measuring, or otherwise determining, the amount or concentration of glucose, and the existence of biological markers of cancer, allergy/immunology and hormones, in a bodily fluid. The Licensed Products only include products that are supplied by an “Authorized Supplier,” meaning, by us, the Licensor, any of our affiliates or any affiliates of the Licensor, or any third-party manufacturer and/or reseller that the Licensor has expressly identified or approved in advance in writing for the purpose of quality control for the supply of Licensed Products to us. We do not currently intend to manufacture the Licensed Products in-house.

Pursuant to the SGT License Agreement, the Licensor granted to us an exclusive license to the Licensor’s proprietary rights to the biosensor technology used in the Licensed Products, solely in the APAC Region and solely to:

●	act as the authorized party for the purpose of prosecuting the application of, and obtaining any, regulatory approval for the Licensed Product, including being authorized to prosecute the approval for an investigational device required for the purpose of carrying out clinical studies;

●	manufacture, promote, market, import, offer, sell and distribute the Licensed Products;

●	provide reasonable customer support services on the use of the Licensed Products to end users of, and health care practitioners referring end users to, the Licensed Products;

●	use the Licensed Products only for the purposes identified and permitted pursuant to regulatory approval; and

●	collect data acquired from the Licensed Products

The license is non-transferable, non-assignable and non-sublicensable, except that the Licensor will in good faith consider any request by us for any sublicense. We may not exploit or seek to exploit any rights in respect of the Licensed Product outside of the APAC Region through any means, including digitally or online where the end user is not physically resident in the APAC Region. We must do all things necessary in turn to ensure that any distributors of Licensed Products in the APAC Region do not exploit or seek to exploit any rights in respect of the Licensed Product outside of the distributor’s territorial boundary.

The SGT License Agreement requires, among other material provisions, that commencing after the receipt of regulatory approval in a jurisdiction, we will pay the Licensor a minimum royalty with respect to such jurisdiction for each year, in four equal quarterly instalments. The minimum royalty will be 13% of the projected net sales in such jurisdiction for each such year. The projected net sales will be an amount mutually agreed between us and the Licensor for the first such year. For each ensuing year after the first year, the projected net sales will be the number of certain licensed products sold in the prior year, as adjusted for the expected market growth and, for each year through the tenth year, as increased by up to an additional 7%. At the end of each quarter, if the quarterly instalment of the minimum royalty is less than the actual royalty (13% of the actual net sales of the licensed products for such quarter) in such jurisdiction, we will pay Licensor the difference between the quarterly instalment of the minimum royalty and the actual royalty. The royalty fee rate will be reduced from 13% to 3% upon the expiration of the patent portfolio covered by the SGT License Agreement.

There is no set expiration date for the SGT License Agreement. However, the exclusivity of the license granted under the SGT License Agreement runs until the expiration of the patent portfolio covered by the SGT License Agreement, which is currently until 2033. We expect that the patent portfolio will be extended as new patents are created throughout product development, thereby extending the exclusivity of the SGT License Agreement. For instance, we expect to seek additional patents in connection with the development of the Prostate Specific Antigen test, the Peanut Kernel Allergen test and the Luteinizing Hormone test. The SGT License Agreement may be terminated by us in the event of a material breach by the Licensor, if the Licensor does not cure the breach within 30 days after receiving notice of the breach; or in the event the Licensor discontinues its business operations or in the case of certain events related to insolvency or bankruptcy. The SGT License Agreement also may be terminated by us after July 3, 2029 upon 180 days’ prior written notice. The SGT License Agreement may not be terminated by the Licensor unless we permanently discontinue our business operations in relation to the Licensed Products, or if we dissolve or cease to exist.

After the expiration of the exclusivity period under the SGT License Agreement, we may continue to market and sell the Licensed Products. We believe the non-invasive nature of our product will establish us as a significant participant in the glucose testing market in the APAC Region and, therefore, by the time the patents expire, and by the time the exclusivity period under the SGT License Agreement expires, we expect to hold a meaningful share in the market, and brand awareness that will ensure we continue to operate successfully. No assurance can be given that there will not be significant direct competition for our products in the APAC Region following the expiration of patent protection.

COV2 License Agreement

On June 23, 2020, we entered into a COV2 License Agreement with LSBD. The COV2 License Agreement sets forth our contractual rights and responsibilities relating to the COV2 Products. The “COV2 Products” include: (i) a biosensor strip for antibodies against SARS-CoV-2; (ii) a proprietary smartphone application for the purpose reading, storing, analyzing and providing patient support programs for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2); and/or (iii) a dedicated sensor strip reading device for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). The COV2 Products only include products that are supplied by an “Authorized Supplier,” meaning, by us, the Licensor, any of our affiliates or any affiliates of the Licensor, or any third-party manufacturer and/or reseller that the Licensor has expressly identified or approved in advance in writing for the purpose of quality control for the supply of COV2 Products to us.

Pursuant to the COV2 License Agreement, the Licensor granted to us an exclusive license to the Licensor’s proprietary rights to the biosensor technology used in the COV2 Products, worldwide and solely to:

●	act as the authorized party for the purpose of prosecuting the application of, and obtaining any, regulatory approval for the COV2 Products, including being authorized to prosecute the approval for an investigational device required for the purpose of carrying out clinical studies;

●	manufacture, promote, market, import, offer, sell and distribute the COV2 Products;

●	provide reasonable customer support services on the use of the COV2 Products to end users of, and health care practitioners referring end users to, the COV2 Products;

●	use the COV2 Products only for the purposes identified and permitted pursuant to regulatory approval; and

●	collect data acquired from the COV2 Products.

 The license is non-transferable, non-assignable and non-sublicensable, except that the Licensor will in good faith consider any request by us for any sublicense.

Under the COV2 License Agreement, commencing after the receipt of regulatory approval in a jurisdiction, and the earning of revenue we will be required to pay the Licensor a minimum royalty fee with respect to such jurisdiction for each year, or the “COV2 Minimum Royalty,” in four equal quarterly installments. The COV2 Minimum Royalty will be 13% of the projected net sales in such jurisdiction for each such year. The projected net sales will be an amount mutually agreed between us and the Licensor for the first such year. For each ensuing year after the first year, the projected net sales will be the number of COV2 Products sold in such jurisdiction in the prior year, as adjusted for the mutually agreed expected market growth. In addition to the expected market growth, there will be an additional growth rate percentage of 7% for each year through the tenth year. In the event of a dispute between us and the Licensor regarding the determination of the expected market growth or the additional growth percentage, the COV2 License Agreement provides for resolution by an independent third party. At the end of each quarter, if the quarterly installment of the COV2 Minimum Royalty is less than 13% of the actual net sales of COV2 Products in such jurisdiction for such quarter, or the “COV2 Actual Royalty,” we will pay Licensor the difference between the quarterly installment of the COV2 Minimum Royalty and the COV2 Actual Royalty. The royalty fee rate will be reduced from 13% to 3% upon the expiration of the patent portfolio covered by the COV2 License Agreement.

As a result of the significant global progress made in mitigating the severity of the COVID-19 pandemic and the significantly diminished demand for COVID-19 testing products, we have redirected our resources and efforts away from developing products related to COVID testing to instead acquire and develop drug testing and screening systems, notwithstanding the license held by us under the COV2 License Agreement.

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

There is no set expiration date for the COV2 License Agreement. However, the exclusivity of the license granted under the COV2 License Agreement runs until the expiration of the patent portfolio covered by the COV2 License Agreement, which is currently until 2033. We expect that the patent portfolio will be extended as new patents are created throughout product development, thereby extending the exclusivity of the COV2 License Agreement. The COV2 License Agreement may be terminated by us in the event of a material breach by the Licensor, if the Licensor does not cure the breach within 30 days after receiving notice of the breach; or in the event the Licensor discontinues its business operations or in the case of certain events related to insolvency or bankruptcy. The COV2 License Agreement also may be terminated by us at any time after the tenth anniversary of the COV2 License Agreement upon 180 days’ prior written notice.

Market Analysis and Opportunity

According to Diabetes Atlas Factsheet 2021, in 2021 there were 206 million people living with diabetes in the Western Pacific, which accounts for 38% of the world’s diabetic population. Rapid urbanization, unhealthy diets and increasingly sedentary lifestyles have resulted in ever increasing rates of obesity and diabetes across the APAC Region. The countries and territories constituting the APAC Region, where we will introduce, market and launch the biosensor, are: Australia, New Zealand, Japan, Singapore, Malaysia, South Korea, Indonesia, the Philippines, Bangladesh, Taiwan, China, Hong Kong, Thailand, Vietnam and an additional 18 countries and territories comprising the South Pacific Region.

According to IDF Diabetes Atlas, 10th edition, 2021, there were 463 million individuals in the 20-79 year age group living with diabetes worldwide in 2019. This number increased to 537 million in 2021. By 2030, the number of diabetics is expected to reach 643 million, and by 2045, 783 million. The rising prevalence of diabetes is driving the growth of the self-monitoring blood glucose devices market.

The Glucose Monitoring Industry

The Self-Monitoring of Blood Glucose

Self-Monitoring of blood glucose is the primary approach for glucose monitoring and has been used for over 40 years. Currently, self-monitoring of blood glucose is conducted periodically by the patient using a blood glucose measuring device. Blood glucometers require pricking a finger with a lancet and applying a drop of blood on the test strip. The test strip is then inserted into the device, which provides a reading of the glucose levels in the blood. Test strips are supplied by the glucometer manufacturer and are generally device-specific, although generic test strips are also available. There are currently more than 100 types of blood glucometers commercially available, and they differentiate based on size and weight, cost, data storage capacity, test accuracy, blood sample size and screen visibility (users with poor eyesight may prefer larger screens).

Continuous Glucose Monitoring

Continuous glucose monitoring is invasive and involves the insertion of a glucose biosensor into the subcutaneous tissue layer or the hypodermis. The biosensor, which measures glucose levels in interstitial fluid, is attached to a transmitter that sends signals to either an insulin pump or a portable meter. These devices are generally worn for about two weeks and some require regular calibration through conventional blood glucose detection about twice a day. Continuous glucose monitoring can track a patients’ glucose throughout the day and night, notifying the patient of highs and lows so the person can act. Subcutaneous glucose levels change more slowly than plasma glucose, which can be a restriction to their effectiveness, particularly if glucose levels are changing rapidly. Subcutaneous glucose levels have a time lag compared to blood glucose measurements, and measurements may not always match blood glucose. Continuous glucose monitoring is commonly used in conjunction with continuous subcutaneous insulin infusion, or “CSII,” which involves a patient wearing an insulin pump and infusion set that infuses insulin into the body. Although pumps are currently manually controlled by the patient, continuous glucose monitoring combined with CSII could potentially be used as part of a closed-loop. CSII is generally restricted to Type 1 diabetics, where the need for ongoing insulin infusion is highest. Continuous glucose monitoring is mainly used in a limited proportion of diabetics, particularly those concerned about severe, nocturnal hypoglycemia, pregnant women who require meticulous glucose control or those who may not be able to easily administer a self-monitoring test (e.g., those living in remote or hostile environments). However, continuous glucose monitoring is more expensive than traditional self-monitoring of blood glucose and in many cases is not eligible for reimbursement.

The Digital Healthcare Industry

Across the APAC Region, many countries and territories are experiencing an aging population combined with healthcare infrastructures that have struggled to keep up with the pace of socioeconomic change. This creates a significant opportunity to enhance efficiency through digital innovation.

The broad scope of digital health includes categories such as mobile health (mHealth), health information technology, wearable devices, telehealth and telemedicine, and personalized healthcare. Providers and other stakeholders are using digital health in their efforts to reduce inefficiencies, improve access, reduce cost, increase quality, and make medicine more personalized for patients.

This growth in digital healthcare is expected to be driven in large part by solutions to address current inefficiencies and unmet needs in the APAC Region healthcare systems for diabetes sufferers. The promise of digital health – also termed “connected health” – in this context is to allow for remote diagnosis and monitoring; facilitate self-managed care; deliver care outside traditional settings, with better access at lower cost; and assist chronic disease management to improve population health outcomes.

Intellectual Property

Our biosensor business is dependent on the proprietary biosensor technology we license from LSBD. LSBD continues to pursue intellectual property rights related to this technology in China, the United States and other countries. The original patent application, which claims a priority date of March 2012, has been granted in the United States (9,766,199) and China (ZL201380022888.2). A second patent application for a different iteration of the device design has been filed with a priority date of June 2016 and is granted in the United States (10,978,653) and Australia (2016412541). A third patent application for a further iteration of the device has been filed with a priority date of 15 May 2018. Further patents may yet be issued based on all three applications.

The Chinese and the United States patents belong to the same patent family and relate to the same invention. The United States and Australian patents originating with the second application are similarly of the same patent family and relate to the same invention. The exact wording of the patent claims varies between countries.

The patents protect the following technological claims of the SGB: the architecture of a biofunctional organic thin film transistor device comprising a gate electrode, a dielectric layer, a partially organic semiconducting layer, a source electrode, a drain electrode, a substrate and an enzyme; the method for producing the organic thin film transistor device; and methods of using the device to detect glucose levels. A similar device with no dielectric layer. Further devices including a porous wicking layer to facilitate onset of device function.

Licensor is responsible for prosecuting these patent applications and file further applications, as appropriate, to protect the proprietary biosensor technologies, including improvements thereon, in the United States as well as in the APAC Region, and to take any necessary action to maintain and enforce its patent and other intellectual property rights. There can be no assurance, however, that the Licensor will take such actions, and under the License Agreement, we have no right to compel them to do so. If the Licensor elects not to protect or enforce its intellectual property rights, we would be permitted to take action to protect or enforce these rights in the APAC Region, but any such action would be at our cost and expense.

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

Competition

The medical device industry is highly competitive, subject to rapid change, and significantly affected by new product introductions and other activities of industry participants. We face potential competition from major medical device companies worldwide, many of which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution, and other resources. Our overall competitive position depends upon several factors, including product performance and reliability, connectivity, manufacturing cost, and customer support.

Government Regulation

We operate in a highly regulated industry. Our current and future business has been and will continue to be, subject to a variety of laws globally regarding quality, safety and efficacy, and governing, among other things, clinical evaluations, marketing authorization, commercial sales and distribution of our products.

Internationally, various regulatory bodies monitor and supervise the administration of pharmaceutical products and medical devices and equipment. Their primary responsibilities include evaluating, registering and approving new drugs, generic drugs and imported drugs; approving and issuing permits for the manufacture, export and import of pharmaceutical products and medical appliances; approving the establishment of enterprises for pharmaceutical manufacture and distribution; formulating administrative rules and policies concerning the supervision and administration of food, cosmetics and pharmaceuticals; and handling significant accidents involving these products.

We will be subject to numerous post-marketing regulatory requirements, which may include labeling regulations and medical device reporting regulations, and which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury or malfunctions in a way that would likely cause or contribute to a death or serious injury. We may be subject to further regulations regarding import and export restrictions, tariff regulations, and duties and tax requirements. These regulatory requirements may change in the future.

Our research, development and manufacturing operations including product assembly line at Cambridge, UK involve the use of hazardous substances, and we are subject to a variety foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. Our products may also contain hazardous substances, and they are subject laws and regulations relating to labelling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations.

Employees

In the past, we have utilized for our benefit certain employees of the Licensor. We have not incurred or accrued any financial or other obligations other than particular shared corporate overheads as required in connection with this utilization. We have reimbursed the Licensor for any costs the Licensor incurs on our behalf.

We currently have 15 full-time employees in Australia and 2 in the United States. Our subsidiary, IFP, has 34 employees in the United Kingdom. We further rely on the services of our scientific advisory board, contractors, collaborators, consultants, and personnel at the University of Newcastle (through a collaboration with the institution), to execute our mission to deliver pain-free, accessible medical devices and solutions that drive transformative change and improve the quality of life.

Our team, including our employees, contractors, and collaborators, comprises multiple cross-functional units, including strategy, project management, technical engineering, manufacturing and supply chain, quality assurance, legal and compliance, regulatory affairs, clinical affairs, product management & marketing, systems engineering, human resources, IT, investor relations, and finance. Our team collectively possesses the experience and capabilities to build a robust medical technology company that develops next-generation non-invasive medical devices and solutions.

Access to Information

Our website is at www.ibs.inc. We make available, free of charge, on our corporate website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

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

●	We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to dilution of our stockholders’ equity.
●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2023.
●	Neither we nor the Licensor have yet launched the SGT and the ability to do so will depend on the acceptance of the SGT in the Global healthcare market.
●	We have incurred significant losses since inception and continue to incur losses, and we may not be able to achieve significant revenues or profitability.
●	We depend on a limited number of single-source suppliers to manufacture certain components of IFP Drug Screening System, which makes us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.

●	Our results may be impacted by changes in foreign currency exchange rates.
●	The license agreement with the Licensor, which covers technology used in our Biosensor Platform, contains risks that may have a material adverse effect on us and our business, assets and its prospects.
●	If the SGT fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product candidate, and we may have insufficient resources to do so.
●	We are yet to finalize the manufacturing plan for the production of the SGT on a commercial scale, and may be dependent upon third-party manufacturers and suppliers, making us vulnerable to contractual relationships and market forces, supply problems and price fluctuations, which could harm our business.
●	We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the SGT and IFP products in full compliance with applicable laws, our operating results and business may suffer.
●	As we intend to conduct business internationally, we are susceptible to risks associated with international relationships, which could adversely impact our results of operations and financial condition.
●	If third-party payors do not provide coverage and reimbursement for the use of the SGT and IFP products, our business and prospects may be negatively impacted.
●	Non-United States governments often impose price controls, which may adversely affect our profitability.
●	The SGT and IFP Drug Screening System may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.
●	We will rely on the proper function, security and availability of our information technology systems and data to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.
●	If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.
●	If we or our manufacturers fail to comply with applicable regulations, our proposed operations could be interrupted, and our operating results may be negatively impacted.
●	We may be subject to healthcare laws which, if violated, could subject us to substantial penalties.
●	Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the SGT and IFP Drug Screening System.

●	If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to penalties, which could increase our liabilities and harm our reputation or our business.
●	The regulatory approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the product launch of the SGT and IFP products in certain jurisdiction or our any future product.
●	Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory approval.
●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our business plan.
●	We are subject to the risk of reliance on third parties to conduct our clinical evaluation work, their inability to comply with good clinical practice and relevant regulation could adversely affect the clinical development of our product candidates and harm our business.
●	Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.
●	We understand that the External Administrator of LSBD (the Licensor of our SGT and COV2T products), sent notice to the creditors on July 24, 2023, stating that LSBD has appointed a liquidator on July 21, 2023. Our understanding is that the ownership of the intellectual property rights licensed by us reverts the University of Newcastle. There is an inherent risk related to the possibility of modifications to our rights to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition, and operating results
●	We depend on intellectual property licensed from the Licensor for our SGT products, and any absence of legal effect of the license or dispute over the license would significantly harm our business.
●	We will depend primarily on the Licensor to file, prosecute, maintain, defend and enforce intellectual property that we license from it and that is material to our business.
●	We and the Licensor may be unable to protect or enforce the intellectual property rights licensed to us, which could impair our competitive position.
●	We and the Licensor have limited foreign intellectual property rights and may not be able to protect those intellectual property rights, which means that we and/or Licensor may not be able to prevent third parties from practicing our inventions or from selling or importing products made using those inventions.

●	We and the Licensor may be subject to claims challenging the invention of the intellectual property we license.
●	Our products and operations are subject to extensive government regulation. If we fail to obtain and maintain necessary regulatory approvals current IFP products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations
●	We face intense competition in the self-monitoring of glucose market, particularly blood-based products, and as a result we may be unable to effectively compete in our industry.
●	If we or the Licensor fail to respond quickly to technological or other developments, our products may become uncompetitive and obsolete.
●	Changes in the economic, political or social conditions or government policies in Asia-Pacific region (the “APAC Region”) could have a material adverse effect on our business and operations.
●	We may not be able to satisfy the continued listing requirements of Nasdaq or maintain the listing of our common stock on Nasdaq.
●	We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	We are obligated to maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and the value of our common stock.
●	We are an emerging growth company and currently have limited accounting personnel and other supervisory resources.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.
●	If we are unable to achieve certain agreed milestones for the government grant we received, we may become liable to refund the grant we received.
●	We may have difficulties integrating acquired businesses and as result, our business, results of operations and/or financial condition may be materially adversely affected.

Risks Related to Our Business

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products (including the SGT and planned applications of IFP Drug Screening System), we have relied primarily on equity and debt financings and government support income. The Company expects that its cash and cash equivalents as of June 30, 2023, of approximately $1.54 million, will be insufficient to allow the Company to fund its current operating plan through the twelve months from the issuance of its financial statements for the fiscal year ended June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date those financial statements were issued. Accordingly, the Company is required to raise additional funds during the 12 months following the issuance of those financial statements. Additional capital may not be available at such times or amounts as needed by us.

Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2023.

The report from our independent registered public accounting firm for the year ended June 30, 2023, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

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

Neither we nor the Licensor has yet launched the SGT and neither has received regulatory approvals in any country or territory. We are faced with the risk that the SGT will be accepted in their respective jurisdictions over competing products and that we will be unable to enter the marketplace or compete effectively. Factors that could affect our ability to establish the SGT or any future diagnostic test based on the Biosensor Platform include:

●	sales of the SGT across their respective jurisdictions may be limited due to the complex nature of the healthcare system in each country and territory in the region, low average personal income, lack of patient cost reimbursement and pricing controls;

●	the development of products or devices which could result in a shift of customer preferences away from our device and services and significantly decrease revenue;

●	the increased use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of self-monitoring (saliva-based, blood-based or otherwise) test device for certain types of diabetics;

●	the challenges of developing (or acquiring externally developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

●	the significant number of current competitors in the glucose monitoring market who have significantly greater brand recognition and more recognizable trademarks and who have established relationships with diabetes healthcare providers and payors; and

●	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

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

We were formed in December 2016 as a new business with a plan to commercialize our licensed technology. Our limited operating history may not be adequate to enable you to fully assess our ability to develop and market the SGT and other tests based on the Biosensor Platform, achieve market acceptance of the SGT and such other tests and respond to competition. Our efforts to date have related to the organization and formation of our company, strategic planning, product research and development and preparation for commencing regulatory trials. We acquired IFP in October 2022, which generates minimal revenue. Prior to the acquisition of IFP, the Company’s operations generated no revenue other than income classified as governmental support income received in connection with grants from Australian Government. As at the date of this filing, revenue generated from the sales of IFP products are not enough to cover our operation costs. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business focused on the development and sale of new medical devices and related software applications. As a result, we may be unable to further develop, obtain regulatory approval for, manufacture, market, sell and derive revenues from the SGT and the other products in our pipeline based on the Biosensor Platform, and our inability to do so would materially and adversely impact our business. In addition, we still must optimize many functions necessary to operate a business, including expanding our managerial, personnel and administrative structure, continuing product research and development, and assessing and commencing our marketing activities.

In addition, in connection with our recent acquisition of IFP, there are risks relating to the integration of IFP with the Company, including with regard to integrating technology, processes, information systems and other matters that can lead to challenges in economies of scale and leadership.

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

We have incurred significant losses since inception and continue to incur losses, and we may not be able to achieve significant revenues or profitability.

Since our inception, we have engaged primarily in development activities. We have financed our operations primarily through financing from the issuance of common stock, convertible preferred stock, convertible notes and the incurrence of debt and have incurred losses since inception, including a net loss of $7,037,286 for the fiscal year ended June 30, 2021 and a net loss of $8,306,051 for the fiscal year ended June 30, 2022 and a net loss of $10,631,720 for the fiscal year ended June 30, 2023. On unaudited pro-forma result prepared as if we closed the IFP Acquisition (defined below) on July 1, 2021 (and including adjustments for amortization related to the valuation of acquired intangibles), we incurred a net loss of $12,220,415 for the fiscal year ended June 30, 2022 and a net loss of $11,873,274 for the fiscal year ended June 30 2023. We do not know whether or when we will become profitable.

Our ability to generate higher revenue and achieve profitability depends upon our ability, alone or with others, to complete the development process of our products, including regulatory approvals, and achieve substantial acceptance in the marketplace for our existing IFP products. We may be unable to achieve any or all of these goals.

We rely on third parties to perform certain confirmatory tests for our IFP Drug Screening System.

We rely on third-party service providers to analyze samples collected from our confirmatory kit of the IFP Drug Screening System. We contract with third-party laboratory service provider to perform confirmation testing on the samples collected. This service is critical and there are relatively few alternatives. These third-party service providers may be unwilling or unable to provide the necessary services reliably and at the levels we anticipate or that are required by the market. While these third-party service providers have generally met our demand for their services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their services or our service providers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change service providers for any reason, including due to any change in or termination of our relationships with these third parties, we may lose sales, experience delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

We depend on a limited number of single-source suppliers to manufacture certain components of IFP Drug Screening System, which makes us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.

We rely on single-source suppliers for certain components of our IFP Drug Screening System and materials for our other current products. These components and materials are critical and there are no or relatively few alternative sources of supply. These single-source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products or our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change suppliers due to any change in or termination of our relationships with these third parties, or if our suppliers are unable to obtain the materials, they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

If we fail to retain marketing and sales personnel, or if we fail to increase our marketing and sales capabilities as we grow, or if we fail to develop broad awareness of our product in a cost-effective manner, we may not be able to generate revenue growth.

We have limited experience marketing and selling our products. We currently primarily rely on our direct sales force to sell our products in targeted geographic regions and distributors in certain regions including the United Kingdom, and any failure to maintain and grow our direct sales force will negatively affect our business, financial condition and results of operations. The members of our direct sales force are highly trained and possess substantial technical expertise, which we believe is critical in increasing adoption of our products. The members of our U.K. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully install such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations.

In order to generate future growth, we plan to continue to expand and leverage our sales and marketing infrastructure to increase the number of customers. Identifying and recruiting qualified sales and marketing personnel and training them on our product, on applicable laws and regulations and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing techniques or products that utilize independent third parties, which could place us at a competitive disadvantage. It will negatively affect our business, financial condition and results of operations if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could negatively affect our business, financial condition and results of operations.

Our ability to increase our customer base and achieve broader market acceptance of our product will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs, as we plan to further plan to expand our geographical reach especially in the APAC Region and the North America region. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our product in a cost-effective manner is critical to achieving broad acceptance of our product and expanding domestically and internationally.

Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand for our solution. Our ability to accurately forecast demand for our solution could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our internal manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations.

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

If our facilities become damaged or inoperable, we will be unable to continue to research, develop and supply our product which could negatively affect our business, financial condition and results of operations until we are able to secure a new facility and rebuild our inventory.

We do not have redundant facilities. We perform substantially all of our manufacturing, research and development and back office activity for our IFP products in a single location at our Cambridge office in the United Kingdom. We store our finished goods inventory at the same facility. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facilities will be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time for IFP Drug Screening System. The inability to perform those activities, combined with the time it may take to rebuild our manufacturing capabilities, inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales which we may not be able to achieve.

A number of factors may adversely impact our gross margins on product sales and services, including:

●	lower than expected manufacturing yields of high-cost components leading to increased manufacturing costs;

●	shortages of electric components resulting in higher prices or an inability to supply key parts;

●	low production volume which will result in high levels of overhead cost per unit of production;

●	the timing of revenue recognition and revenue deferrals;

●	increased material or labor costs;

●	increased service or warranty costs or the failure to reduce service or warranty costs;

●	increased price competition;

●	variation in the margins across products in a particular period; and

●	how well we execute on our strategic and operating plans.

If we are unable to maintain or increase our gross margins on product sales, our results of operations could be adversely impacted, we may not achieve profitability and our stock price could decline.

Our results may be impacted by changes in foreign currency exchange rates.

A significant proportion of our sales are outside of the United States, and a majority of those are denominated in foreign currencies, which exposes us to foreign currency risks, including changes in currency exchange rates. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.

The license agreement with the Licensor, which covers the license of the core technology used in our Biosensor Platform products, contains significant risks that may have a material adverse effect on us and our business, assets and its prospects.

The Amended and Restated Technology License Agreement dated September 12, 2019, which amends and restates all previous license agreements (the “SGT License Agreement”) is limited to the APAC Region. We have no contractual rights to the intellectual property covered in the SGT License Agreement other than as expressly set forth therein. Our plans, business, prospects are substantially dependent on that intellectual property and subject to the limitations relating thereto as set forth in the SGT License Agreement:

●	The SGT license granted to us is limited in territorial scope. The Licensor granted us a license to its proprietary rights in the biosensor technology used in the products from Licensor (the “Licensed Products”) solely in the APAC Region, and primarily to act as authorized party for obtaining regulatory approval and to manufacture (subject to being approved as an Authorized Supplier by the Licensor) for use in the APAC Region, and to promote, market, import, offer sell and distribute the Licensed Products in the APAC Region. We may not exploit or seek to exploit any rights in respect of the Licensed Product outside of the APAC Region through any means, including digitally or online where the end user is not physically resident in the APAC Region. Accordingly, to the extent that such users are prohibited, we will be unable to realize any commercialization from such users and ensure that such users do not do business with us, even as such commercialization and business might be appropriate, related, synergistic or enhanced by our operations. In addition, we may be responsible for costs and other liabilities that might arise to the extent that users outside the APAC Region obtain such access and may incur costs to comply with these prohibitions. Further, the non-coverage of digital or online use for users not physically in the APAC Region may constitute a material limitation on our ability to freely conduct business digitally, online or through any other medium that may reach outside of the APAC Region. This limitation may have a material adverse effect on our marketing, sales, operational and other business efforts.

●	After the receipt of regulatory approval in a jurisdiction, we may be required to pay the Minimum Royalty with respect to such jurisdiction regardless of the actual amount of sales by us of Licensed Products. Accordingly, although the Minimum Royalty is based on our projected sales in each such jurisdiction, and although the determination of the Minimum Royalty is subject to agreement between us and the Licensor as to certain parameters, as described elsewhere in this report, with disputes generally resolved by an independent third-party, we could be obligated to pay royalties even though we have generated no or limited revenue. Such payments could materially and adversely affect our profitability and could limit our investment in our business.

●	The Licensed Products include only products that are supplied by an Authorized Supplier. Accordingly, we will not have unfettered right to select our suppliers, regardless of whether an unauthorized supplier could provide products on better pricing, delivery, quality or other terms, thus potentially materially and adversely impacting those aspects of our business, economies, profitability and prospects.

●	We are required to collect and anonymize demographic information about the end users of the Licensed Products, as well as data acquired from the Licensed Products. The data collection and retention may be expensive in cost, resources, legal and regulatory compliance and other ways, none of which costs can be quantified at this time. Further, changing regulations with respect to medical and similar such data may make such compliance beyond the scope of our capabilities. Any failure to comply may result in financial liability, as well as reputational harm.

●	The license is non-transferable, non-assignable and non-sublicensable, except that the Licensor will in good faith consider any request by us for any sublicense. The Licensor is not obligated to agree to any such sub-license. These restrictions may limit our flexibility to structure our operations in the most advantageous manner.

●	We must manufacture, promote, market, import, offer, sell, distribute and supply the Licensed Products in accordance with certain distribution requirements set forth in the License Agreement. For instance, we may not package the Licensed Products with other products, and we may deliver them only as supplied by an Authorized Supplier. Accordingly, the limitations imposed by the License Agreement may impact our ability to pursue certain marketing strategies and distribution channels, which may have a material adverse effect on us and our business, assets and prospects.

●	The Licensor may require any change to any Licensed Product by any Authorized Supplier and may make any change to any sales or promotional literature made available by the Licensor, provided that such changes do not affect any regulatory approvals we obtain. This right of the Licensor may create material expense for us, may be practically difficult to accomplish and may cause relationship, reputational and other adverse harm to us, our business and our prospects, without our having any control over these changes. Further, the Licensor is not liable for any of the costs to us of such changes.

●	We must file for, prosecute the application for, and obtain all regulatory approvals for each of the Licensed Products and all legal permits necessary for promoting, marketing, offering or selling each Licensed Product. The regulatory approval process can be expensive and time consuming, and there can be no assurances that we will be able to obtain or maintain any or all required permits.

●	Except with respect to the Licensor’s ownership of all intellectual property rights in respect of the licensed property and the non-infringement by our exercise of those rights, the Licensor provides no, and disclaims all, representations, warranties or covenants relating to the licensed intellectual property or any other matters under the License Agreement and in particular disclaims any fitness of the property for any purpose. These provisions limit our recourse in the event that the licensed intellectual property is flawed, defective, inadequate, incomplete, uncommercial, wrongly described or otherwise not useful for our purposes. We have not independently verified any of the technical, scientific, commercial, legal, medical or other circumstances or nature of the licensed intellectual property and therefore there can be no assurances that any of the foregoing risks have been reduced or eliminated. These provisions represent a significant risk of a material adverse impact on us, our business and our prospects.

We cannot accurately predict the volume or timing of any sales of any of our products, making the timing of any associated revenues uncertain and difficult to forecast.

We may be faced with lengthy and unpredictable customer evaluation and approval processes associated with the SGT and our other products. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of our products, which may not result in revenue generation for those products. We must also obtain regulatory approvals our products in the respective jurisdiction, which is subject to risk and potential delays, and may actually occur. The same risks apply to other tests we may develop based on the Biosensor Platform and planned tests from IFP Drug Screening System. As such, we cannot accurately predict the volume, if any, or timing of any future sales.

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

We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the SGT and IFP products in full compliance with applicable laws, our operating results and business may suffer.

We will depend in part on qualified distributors for the marketing and selling of our products. We will depend on these distributors’ efforts to market our products, yet we will be unable to control their efforts completely. While we entered into non-binding memoranda of understanding with two large distributors in China for the SGT, we have not yet executed any definitive distribution agreements in this regard and there can be no assurances that suitable distributors will be engaged on terms acceptable to us. These distributors typically would sell a variety of other, non-competing products that may limit the resources they dedicate to selling our products. In addition, we are unable to ensure that our distributors will comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering will require significant time and resources. To develop and expand our distribution, we will be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, we may not achieve or may have a reduction in revenue and our operating results, reputation and business would be harmed.

Failure in our conventional, online and digital marketing efforts could impact our ability to generate sales.

We intend to engage in conventional marketing strategies and also may utilize online and digital marketing in order to create awareness to the SGT and the IFP products. Our management believes that using a wide variety of marketing strategies, including online advertisement and a variety of other pay-for-performance methods may be effective for marketing and generating sales of the SGT and the IFP products, as opposed to relying exclusively on traditional, expensive retail channels. In any event, there is a risk that any or all of our marketing strategies could fail. We cannot predict whether the use of traditional and/or non-traditional retail sales tools, in combination with reliance on healthcare providers to educate our customers about the SGT and the IFP products, will be successful in effectively marketing the SGT and the IFP products. The failure of our marketing efforts could negatively impact our ability to generate sales.

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

●	different regulatory requirements for medical product approvals in foreign countries;

●	different standards of care in various countries that could complicate the evaluation of our product candidates;

●	different medical product import and export rules;

●	different labor laws;

●	reduced protection for intellectual property rights in certain countries;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	different reimbursement systems and different competitive medical products indicated for glucose testing;

●	localization of products and services, including translation of foreign languages;

●	delivery, logistics and storage costs;

●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	difficulties providing customer services;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	compliance with the Foreign Corrupt Practices Act, or the “FCPA,” and other anti-corruption and anti-bribery laws;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	restrictions on the repatriation of earnings;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability resulting from development work conducted by third-party foreign distributors; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, management, communication, and integration problems resulting from cultural differences and geographic dispersion.

The occurrence of any or all of these risks could adversely affect our business. In the event that we are unable to manage the complications associated with international operations, our results of operations, financial condition and business prospects could be materially and adversely affected.

If third-party payors do not provide coverage and reimbursement for the use of the SGT and IFP products, our business and prospects may be negatively impacted.

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in certain countries, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. For example, no government in the areas where we hold our license has approved reimbursement of the SGT or the IFP Drug Screening System. If sufficient coverage and reimbursement is not available for our current or future products, in any country where our license operates, the demand for our products and our revenues will be adversely affected.

Non-United States governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market the SGT across the APAC Region and expand IFP products offerings in the APAC region. If we obtain approval for SGT in one or more of the jurisdictions within our License Agreement, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, pricing may be subject to governmental control under certain circumstances, which may vary country by country. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of requisite marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical evaluation that compares the cost-effectiveness of our product to other available products. If reimbursement of our products or product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability. Price controls may reduce prices to levels significantly below those that would prevail in less regulated markets or limit the volume of products which may be sold, either of which may have a material and adverse effect on potential revenues from sales of the SGT and IFP products. Moreover, the process and timing for the implementation of price restrictions is unpredictable, which may cause potential revenues from the sales of the SGT and IFP products to fluctuate from period to period.

The SGT and IFP Drug Screening System, including its software and systems, may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.

The SGT and IFP Drug Screening System may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or systems, or our products, software or systems may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products and services, impair the reputation of our brand and diminish the attractiveness of our product and service offerings to our customers. In addition, we may utilize third-party technology or components in our products, and we rely on those third parties to provide support services to us. The existence of errors, defects or bugs in third-party technology or components, or the failure of those third parties to provide necessary support services to us, could materially adversely impact our business.

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

Our future performance depends to a large extent on the continued services of members of our current management including, in particular, our Chief Executive Officer and Chief Financial Officer. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects.

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

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the SGT and IFP Drug Screening System. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If the SGT and IFP Drug Screening System or any future diagnostic test based on the Biosensor Platform or IFP Drug Screening System is defectively designed or manufactured, contains defective components or is misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our devices or failing to adhere to the operating guidelines or our devices producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we expect to maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

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

Risks Related to Product Development and Regulatory Approval

The regulatory approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the product launch of the SGT and IFP products in certain jurisdiction or our any future product.

We intend to market the SGT following regulatory approval. The IFP products may also require regulatory approval in certain jurisdictions to market. To date, we have not received regulatory approval in any jurisdiction and we have not yet commenced 510(k) premarket notification process for expansion into United States markets that require FDA approval. While we are currently planning to sell our IFP products throughout the Asia Pacific Region, Europe and North America, to date we have only sold IFP products in the United Kingdom, Australia and Nepal.

The research, design, testing, manufacturing, labelling, selling, marketing and distribution of medical devices are subject to extensive regulation by country-specific regulatory authorities, which regulations differ from country to country. There can be no assurance that, even after such time and expenditures, we will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products. We also will be subject to numerous post-marketing regulatory requirements, which may include labelling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notification, or orders for repair, replacement or refunds;

●	voluntary or mandatory recall or seizure of our current or future products;

●	imposing operating restrictions, suspension or shutdown of production;

●	refusing our requests for clearance or pre-market approval of new products, new intended uses or modifications to the SGT, IFP products or future products;

●	rescinding clearance or suspending or withdrawing pre-market approvals that have already been granted; and

●	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory approval.

There can be no assurance that we will successfully complete any clinical evaluations necessary to receive regulatory approvals. The preliminary results have been encouraging and indicative of the potential performance of the SGT, data already obtained, or to be obtained in future, from clinical studies do not necessarily predict the results that will be obtained from later clinical evaluations. We market the IFP products in certain jurisdiction as POCT screening device. The clinical studies undertaken to date, may not meet the requirements of certain regulatory bodies for us to market in those jurisdictions. The failure to adequately demonstrate the analytical performance characteristics of the device under development could delay or prevent regulatory approval of the device, which could prevent or result in delays to market launch and could materially harm our business. There can be no assurance that we will be able to receive approval for any potential applications of our principal technology, or that we will receive regulatory clearances from targeted regions or countries.

We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our business plan.

The completion of any future clinical evaluations for the SGT and IFP products, or other studies that we may be required to undertake in the future for the SGT or other products based on the Biosensor Platform and IFP Drug Screening System could be delayed, suspended or terminated for several reasons, including:

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

If our clinical evaluations are delayed it will take us longer to ultimately launch the SGT and our other products in the market and generate revenues. Moreover, our development costs will increase if we have material delays in our clinical evaluation or if we need to perform more or larger clinical evaluations than planned.

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

Risks Related to Our Intellectual Property

Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.

In order to remain competitive, we must develop, maintain and protect the proprietary aspects of our brands, technologies and data. We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, trade secret and other intellectual property laws to protect the proprietary aspects of our brands, technologies and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining and maintaining other intellectual property rights by us. We may not be able to obtain or maintain intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.

In addition, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, clients and other vendors who have access to such information and could otherwise become known or be independently discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Failure to obtain and maintain intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our trademarks, data, technology and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated.

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection the filing, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;

●	any of our pending patent applications will issue as patents;

●	we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents we may have expire;

●	we were the first to make the inventions covered by each of our patents and pending patent applications;

●	we were the first to file patent applications for these inventions;

●	others will not develop similar or alternative technologies that do not infringe our patents; any of our patents will be found to ultimately be valid and enforceable;

●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies or products that are separately patentable; or

●	our commercial activities or products will not infringe upon the patents of others.

Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. Issued patents may be challenged, narrowed, invalidated or circumvented. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office (the “USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies.

Patents have a limited lifespan. In the United States, the standard patent term is typically 20 years after filing. Various extensions may be available. Even so, the life of a patent and the protection it affords are limited. As a result, our patent portfolio provides us with limited rights that may not last for a sufficient period of time to exclude others from commercializing products similar or identical to ours. For example, given the large amount of time required for the research, development, testing and regulatory review of medical devices, patents protecting our products might expire before or shortly after they are commercialized.

Extensions of patent term may be available, but there is no guarantee that we would succeed in obtaining any particular extension and no guarantee any such extension would confer patent term for a sufficient period of time to exclude others from commercializing products similar or identical to ours.

Additionally, an extension may not be granted or may be limited where there is, for example, a failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply before expiration of relevant patents, or some other failure to satisfy applicable requirements. If this occurs, our competitors may be able to launch their products earlier by taking advantage of our investment in development and clinical trials along with our clinical and pre-clinical data. This could have a material adverse effect on our business and ability to achieve profitability.

We and/or the Licensor may be subject to claims alleging the violation of the intellectual property rights of others, which could involve in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.

We may face significant expense and liability as a result of litigation or other proceedings relating to intellectual property rights of others. In the event that another party has intellectual property protection relating to an invention or technologies licensed by us from the Licensor, we and/or the Licensor may be required to participate in an interference proceeding declared by the regulatory authorities to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome was favorable to us. We and/or the Licensor also could be required to participate in interference proceedings involving intellectual property of another entity. An adverse outcome in an interference proceeding could require us and/or the Licensor to cease using the technology, to substantially modify it or to license rights from prevailing third parties, which could delay or prevent the launch of our products in the market or adversely affect our profitability. The cost to us of any intellectual property litigation or other proceeding relating to the intellectual property licensed by us from the Licensor, even if resolved in our favor, could be substantial, especially given our early stage of development. A third-party may claim that we and/or the Licensor are using inventions claimed by their intellectual property and may go to court to stop us and/or the Licensor from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume significant time and other resources. There is a risk that a court will decide that we and/or the Licensor are infringing the third-party’s intellectual property and will order us to stop the activities claimed by the intellectual property. In addition, there is a risk that a court will order us and/or the Licensor to pay the other party damages for having infringed their intellectual property. While the Licensor is required to indemnify us for certain losses in connection with such proceedings, there can be no assurance that the Licensor will be able to satisfy any such obligation. Moreover, there is no guarantee that any prevailing intellectual property owner would offer us a license so that we could continue to engage in activities claimed by the intellectual property, or that such a license, if made available to us, could be acquired on commercially acceptable terms.

We understand that the External Administrator of LSBD (the Licensor of our SGT and COV2T products), pursuant to a creditors meeting held on July 21, 2023, sent notice to the creditors on July 24, 2023, stating that LSBD has appointed a liquidator on July 21, 2023. Our understanding is that the ownership of the intellectual property rights licensed by us reverts to the University of Newcastle. Accordingly, the Company plans to discuss the future licensing of SGT products with the University of Newcastle. There is an inherent risk related to the possibility of modifications to our rights to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition, and operating results.

We are party to the SGT License Agreement with LSBD, pursuant to which, among other things, the Company licenses certain products from LSBD, and has a 50% interest in BiosensX (North America) Inc. which has exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the Biosensor technology and the glucose/diabetes management field in the United States, Mexico and Canada. According to the Australian Securities and Investment Commission’s (ASIC’s), Companies and Organizations Register, on May 10, 2022, LSBD filed a Notice of Appointment of External Administrator, followed by a filing of a Deed of Company Arrangement on the August 2, 2022.

We understand that the External Administrator of LSBD (the Licensor of our SGT and COV2T products), pursuant to a creditors meeting held on July 21, 2023, sent notice to the creditors on July 24, 2023, stating that LSBD has appointed a liquidator on July 21, 2023. Our understanding is that the ownership of the intellectual property rights licensed by us reverts to the University of Newcastle. Accordingly, the Company plans to discuss the future licensing of the SGT products with the University of Newcastle. There is an inherent risk related to the possibility of modifications to our rights to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition, and operating results.

We depend on intellectual property licensed from the Licensor for our SGT products, and any absence of legal effect of the license or dispute over the license would significantly harm our business.

We are dependent on the intellectual property licensed from the Licensor for our SGT products. Although the License Agreement may not be terminated by the Licensor as long as we are continuing our operations, any absence of legal effect of the license could result in the loss of significant rights and could harm our ability to launch the SGT in the market. Disputes may also arise between us and the Licensor regarding intellectual property subject to the License Agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and launch the SGT and our other product candidates from Biosensor Platform. If we or the Licensor fail to adequately protect this intellectual property, our ability to launch our products in the market also could suffer. For so long as we are dependent on the intellectual property covered by the License Agreement for the pursuit of our business, any such disputes relating to the License Agreement or failure to protect the intellectual property could adversely affect our business, results of operations and financial condition.

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

For our business to be viable and to compete effectively, the proprietary rights with respect to the technologies and intellectual property used in our products must be developed and maintained. The Licensor relies primarily on patent protection and trade secrets, as well as a combination of copyright and trademark laws and nondisclosure and confidentiality agreements to protect its technology and intellectual property rights. There are significant risks associated with the Licensor’s ability (or our ability, in the absence of action by the Licensor) to protect the intellectual property licensed to us, including:

●	pending intellectual property applications may not be approved or may take longer than expected to result in approval in one or more of the countries in which we operate;

●	the Licensor’s intellectual property rights may not provide meaningful protection;

●	other companies may challenge the validity or extent of the Licensor’s patents and other proprietary intellectual property rights through litigation, oppositions and other proceedings. These proceedings can be protracted as well as unpredictable;

●	other companies may have independently developed (or may in the future independently develop) similar or alternative technologies, may duplicate the Licensor’s technologies or may design their technologies around the Licensor’s technologies;

●	enforcement of intellectual property rights is complex, uncertain and expensive, and may be subject to lengthy delays. In the event we take control of any such action under the License Agreement, our ability to enforce our intellectual property protection could be limited by our financial resources; and

●	the other risks described under “Risks Related to Our Intellectual Property.”

If any of the Licensor’s patents or other intellectual property rights fail to protect the technologies licensed by us, it would make it easier for our competitors to offer similar products. Any inability on the Licensor’s part (or on our part, in the absence of action by the Licensor) to adequately protect its intellectual property may have a material adverse effect on our business, financial condition and results of operations.

We and the Licensor have limited foreign intellectual property rights and may not be able to protect those intellectual property rights, which means that we and/or Licensor may not be able to prevent third parties from practicing our inventions or from selling or importing products made using those inventions.

Our intellectual property rights include intellectual property licensed from the Licensor for our SGT Products and rights related to the IFP products. The we and the Licensor have determined that filing, prosecuting and defending intellectual property rights in all countries globally would be prohibitively expensive, and intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as laws in the United States. Consequently, we and/or the Licensor may not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and further, may export otherwise infringing products to territories where we have intellectual property protection, but enforcement is not as strong as that in the United States. Policing unauthorized use of proprietary technology is difficult and expensive. The legal systems of certain countries do not favor the enforcement of trade secrets and other intellectual property, particularly those relating to medical device products, which could make it difficult for us to stop the infringement of our intellectual property or marketing of competing products industry of our proprietary rights generally. An adverse determination or an insufficient damage award in any such litigation could materially impair our intellectual property rights and may otherwise harm our business. In addition, some developing countries in the APAC Region have compulsory licensing laws under which an intellectual property owner may be compelled to grant licenses to third parties. In those countries, we and/or the Licensor may have limited remedies if our intellectual property is infringed or if we and/or the Licensor are compelled to grant a license to a third-party, which could materially diminish the value of that intellectual property. Furthermore, we may not be able to register or otherwise protect the trademark “Glucose Biosensor” in developing countries in the APAC Region.

We and the Licensor rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we and the Licensor take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we or the Licensor employ them, the agreements can be difficult and costly to enforce. Although we and the Licensor seek to enter into these types of agreements with contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our technology. If a dispute arises, a court may determine that the right belongs to a third-party. In addition, enforcement of our rights and the rights of the Licensor can be costly and unpredictable. We and the Licensor also rely on trade secrets and proprietary know-how that we and the Licensor may seek to protect in part by confidentiality agreements with employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we and the Licensor still face the risk that:

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

Risks Related to Our Industry

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad. If we fail to obtain and maintain necessary regulatory approvals current IFP products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations.

Our proprietary IFP Drug Screening System is subject to extensive regulation in the United States and abroad, including the European Union, our largest market for the IFP Drug Screening System. Government regulations specific to medical devices are wide ranging and govern, among other things:

●	Product design, development, manufacture, and release;

●	Laboratory, pre-clinical and clinical testing, labeling, packaging, storage and distribution;

●	Product safety and efficacy;

●	Premarketing clearance or approval;

●	Service operations;

●	Record keeping;

●	Product marketing, promotion and advertising, sales and distribution;

●	Post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals;

●	Post-market approval studies; and

●	Product import and export.

If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the European Economic Area (“EEA”).

We plan to commence required regulatory approval process with FDA in the United States, which may be an expensive, lengthy and unpredictable process. We may not be able to obtain any necessary clearances or approval or may be unduly delayed in doing so, which will negatively affect our business, financial condition and results of operations. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for product.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	Our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;

●	The disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;

●	Serious and unexpected adverse effects experienced by participants in our clinical trials;

●	The data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

●	Our inability to demonstrate that the clinical and other benefits of the product outweigh the risks;

●	The manufacturing process or facilities we use may not meet applicable requirements; and

●	The potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

Furthermore, the FDA and state and international authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by any such agency, which may include any of the following sanctions:

●	Adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	Repair, replacement, refunds, recall or seizure of our products;

●	Operating restrictions, partial suspension or total shutdown of production;

●	Denial of our requests for regulatory clearance or premarket approval of new products or services, new intended uses or modifications to existing products or services;

●	Withdrawal of regulatory clearance or premarket approvals that have already been granted; or

●	Criminal prosecution.

If any of these events were to occur, it will negatively affect our business, financial condition and results of operations.

In addition, the medical device and other medical product industries in the APAC Region, where we plan to expand our product offering in the near future are generally subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new products. In addition, the regulatory frameworks in the APAC Region regarding our industry are subject to change. Any such changes may result in increased compliance costs on our business or cause delays in or prevent the successful development or launch of our product candidates in the APAC Region. The regulatory authorities in the countries and territories constituting the APAC Region also may launch investigations of individual companies or on an industry-wide basis. The costs and time necessary to respond to an investigation can be material. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in certain countries and territories in the APAC Region or in the region as a whole.

Compliance with environmental laws and regulations could be expensive, and the failure to comply with these laws and regulations could subject us to significant liability.

Our research, development and manufacturing operations including product assembly line at Cambridge, UK involve the use of hazardous substances, and we are subject to a variety foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. Our products may also contain hazardous substances, and they are subject laws and regulations relating to labelling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations, or releases of or exposure to hazardous substances, will not occur in the future or have not occurred in the past, including as a result of human error, accidents, equipment failure or other causes. The costs of complying with environmental laws and regulations, and liabilities that may be imposed for violating them, or for remediation obligations or responding to third-party claims, could negatively affect our business, financial condition and results of operations.

If we or our suppliers fail to comply The United Kingdom Accreditation Services (UKAS), FDA’s Quality System Regulation (QSR) and CE (European Conformity) Markings and other relevant regulations regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes for certain of our products and those of certain of our third-party suppliers are required to comply with The United Kingdom Accreditation Services (UKAS), FDA’s QSR and CE markings in the European Union. This covers procedures and documentation of the design, testing, production, control, quality assurance, labelling, packaging, storage and shipping of our IFP Drug Screening System. We are also subject to ongoing International Organization for Standardization (“ISO 13485”) compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, European Union Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

We can provide no assurance that we will continue to remain in compliance with the UKAS, QSR and European Union Notified Bodies. If the FDA, UKAS and European Union of Notified Bodies inspect any of our facilities and discover compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a delay at our manufacturing facility, we may be unable to produce our solutions, which will negatively affect our business, financial condition and results of operations.

We face intense competition in the self-monitoring of glucose market, particularly blood-based products, and as a result we may be unable to effectively compete in our industry.

The SGT, which is currently in the commercialization phase, is expected to compete directly and primarily with large medical device companies, as well as with second and third tier companies having various levels of sophistication and resources. Large companies have most of the glucose monitoring business and strong research and development capacity. Their dominant market position over the last few decades and significant control over markets could significantly limit our ability to introduce the SGT and other products from the Biosensor Platform or effectively market and generate sales of the products. We have not yet entered the revenue stage from our SGT products, as these are still in the commercialization phase, and most of our competitors have long histories and strong reputations within the industry. They have significantly greater brand recognition, financial and human resources than we do. They also have more experience and capabilities in researching and developing testing devices, obtaining and maintaining regulatory clearances and other requirements, manufacturing and marketing those products than we do. There is a significant risk that we may be unable to overcome the advantages held by our competition, and our inability to do so could lead to the failure of our business. Competition in the glucose monitoring markets is intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. To succeed, we must, among other things, gain consumer acceptance for the SGT and other products that stem from the Biosensor Platform, as well as for our technical solutions, prices and response time, or a combination of these factors, other than those of other competitors. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully. Moreover, any broad-based changes to our prices and pricing policies could make it difficult to generate revenues or cause our revenues, if established, to decline. Moreover, if our competitors develop and commercialize products that are more desirable than the SGT or the other products that we may develop, we may not convince customers to use our products. Any such changes would likely reduce our commercial opportunity and revenue potential and could materially adversely impact our operating results.

If we or the Licensor fail to respond quickly to technological or other developments, our products may become uncompetitive and obsolete.

The drug screening, medical testing and glucose monitoring markets may experience rapid technology developments, changes in industry standards, changes in customer requirements, changes in demand, and frequent new product introductions and improvements. If we or the Licensor are unable to respond to these developments, we may lose competitive position, and our other products may become uncompetitive or obsolete, causing our business and prospects to suffer.

In order to compete, we and the Licensor need to adjust, develop, license or acquire new technology on a schedule that keeps pace with technological and other developments and the requirements for products addressing a broad spectrum of needs. For example, as a result of the significant global progress made in mitigating the severity of the COVID-19 pandemic, the demand for COVID-19 testing products significantly diminished, which led us to redirect our resources and efforts away from developing products related to COVID testing to instead acquire and develop drug testing and screening systems.

Fluctuation in the value of foreign currencies may have a material adverse effect on your investment.

A substantial portion of our revenues and costs may be denominated in foreign currencies, such as the British Pound, Australian Dollar or Japanese Yen. Any significant change in value of these foreign currencies against the U.S. dollar may materially affect our cash flows, net revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of any such foreign currency against the U.S. dollar would make any new investments or expenditures denominated in the foreign currency costlier to us, to the extent that we need to convert U.S. dollars into the foreign currency for such purposes. Conversely, a significant depreciation of any such foreign currency against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert any such foreign currency into U.S. dollars for the purpose of making payments for dividends on our common stock, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against the foreign currency would have a negative effect on the U.S. dollar amount available to us. We do not expect to hedge against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have an adverse impact on our future operating results. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

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

The economies and societies of certain countries and territories in the APAC Region, continue to undergo significant change. Adverse changes in the political and economic policies in these countries and territories could have a material adverse effect on the overall economic growth of these countries and territories, which could adversely affect our ability to conduct business in these countries and territories. The governments of these countries and territories continue to adjust economic policies to promote economic growth. Some of these measures may benefit the overall economy but may also have a negative effect on us. As the medical product industry grows and evolves in these countries and territories, the governments may also implement measures to change the structure of foreign investment in this industry. We are unable to predict any such policy changes, any of which could materially and adversely affect our ability to finance or conduct our business in these countries and territories. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and launch our product candidates in these countries and territories.

Risks Related to the Ownership of Our Common Stock

We may not be able to satisfy the continued listing requirements of Nasdaq or maintain the listing of our common stock on Nasdaq.

We must meet certain financial, liquidity and other listing requirements in order to maintain the listing of our common stock on the Nasdaq Capital Market. One of these requirements is that our common stock listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00 or more per share (“Minimum Bid Price Requirement”). If we violate Nasdaq’s listing requirements or if we fail to meet any of Nasdaq’s listing standards without regaining compliance, our common stock may be delisted. A delisting of our common stock from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment. The Company was previously out of compliance with the Minimum Bid Price Requirement, but on February 27, 2023, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with this requirement. However, there can be no assurance that we will remain in compliance with the Minimum Bid Price Requirement.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of our financial statements for the years ended June 30, 2021, June 30, 2022 and June 30, 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to (a) the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (i) that the Company had not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, (ii) the lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (iii) that the Company had limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting requirements; and (b) the lack of sufficient financial reporting and accounting personnel with appropriate knowledge of US GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with US GAAP and SEC reporting requirements.

We have implemented and are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the hiring of additional qualified accounting and finance personnel, enhancing our controls to improve the preparation and review over complex accounting measurements and the application of GAAP, and engaging independent experts and outside consultants.

We cannot assure you that the measures we have taken and that we intend to take will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe that our efforts will enhance our internal control, remediation of the material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

We are obligated to develop and maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions available to us through the JOBS Act. Even after we cease to be an “emerging growth company,” our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting unless we are an accelerated filer or a large accelerated filer (as defined under the Exchange Act). We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to complete our evaluation and testing in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We may not be able to remediate any material weaknesses in a timely fashion. If we are unable to complete our evaluation and testing, or if we are unable to assert that our internal control over financial reporting is effective, particularly if we have been unable to remediate any material weaknesses identified, or if or our auditors, when required to do so, are unable to express an opinion that our internal controls are effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

We are an emerging growth company and currently have limited accounting personnel and other supervisory resources. This can result in a lack of necessary resources to adequately execute our accounting processes and address our internal controls over financial reporting requirements.

The Company is an emerging growth company. Prior to our initial public offering (“IPO”), which we completed in December 2020, the Company was a private corporation with limited accounting personnel and other supervisory resources necessary to adequately execute its accounting processes and address its internal controls over financial reporting requirements. As a result, previously existing internal controls are no longer sufficient, and the Company is in the process of updating these controls. The design and implementation of internal control over financial reporting for the Company’s post-IPO has required and will continue to require significant time and resources from management and other personnel.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.

Since our inception, our operations have been financed primarily by net proceeds from the sale of our convertible preferred stock and common stock, indebtedness and revenue from the sales of our products. We anticipate our future capital requirements will be substantial and that we will need to raise significant additional capital to fund our operations through equity or debt financing, or some combination thereof. We are currently exploring fundraising opportunities to meet these capital requirements. If we are unable to raise additional funding to meet our operational needs, we will be forced to limit or cease our operations.

In addition to our current capital needs, we regularly consider fundraising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. Additional capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our products would be harmed. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies or products that we would otherwise pursue on our own.

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

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be a significant impact on the market price of our common stock. Additionally, as we approach the announcement of anticipated significant information and as we announce such information, we expect the price of our common stock to be volatile and negative results would have a substantial negative impact on the price of our common stock. In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

We incur significantly increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. Furthermore, new or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. Moreover, our executive officers have little experience in operating a United States public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to company with all laws, rules and regulations applicable to United States public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

If we are unable to achieve certain agreed milestones for the government grant we received, we may become liable to refund the grant we received.

The Company has only completed 4 of the 8 agreed milestones set forth in the Company’s grant agreement with the Australian Government. As of June 30, 2023, there is uncertainty regarding the potential extension of the grant agreement past its original end date of March 28, 2024. If we are not given an extension beyond the original end date, or if we are unable to achieve the agreed milestones on time, we may become liable to refund the grant we received.

We may have difficulties integrating acquired businesses and as a result, our business, results of operations and/or financial condition may be materially adversely affected.

The Company believes that the acquisition of IFP will result in several benefits, including synergy in operations, drive product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of INBS and IFP must be successfully integrated. The success of the acquisition of IFP will depend on, among other things, the combined Company’s ability to realize these anticipated benefits from combining the businesses of INBS and IFP. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our company currently operates out of three strategically located facilities, which cater to different aspects of our business:

Sydney, Australia: We rent an office/warehouse space of approximately 2,080 Sq foot. Our office/warehouse facility serves three fundamentals purposes and is used in connection with operations falling under both our IFPG and SGBP segments. First, it provides dedicated office space for our administrative staff, who are responsible for managing and overseeing the Company’s operations. Second, the facility houses our new Australian sales and marketing team, offering them both office and warehouse space. Third, the location functions as a distribution hub for expanding sales across the Asia-Pacific market, optimizing our logistics and reach in the region.

Cambridge, England: We rent a multifunctional facility in the UK consisting of approximately 11,500 Sq foot, which is integral to our global operations falling under our IFPG segment. It houses office space, a warehouse, research and development (R&D), and manufacturing capabilities, catering to the UK market and our global supply needs. Currently, our manufacturing facility can produce up to 90,000 cartridges per month. Our production rate stands at approximately 12,000 cartridges per month, providing ample room for growth in the coming years.

New York City, United States: We have a small, shared office space in New York that accommodates our two US employees, fostering closer collaboration and communication. This location provides a focal point for all our global operations and solidifies our presence and commitment to the US market.

We have no immediate plans to upgrade or expand our facilities, given that they are currently adequately meeting our needs. However, we are open to establishing permanent offices for regional heads as required in the future, ensuring that we are well positioned to adapt and grow as our business evolves.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are not currently engaged in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “INBS”.

Holders

As of August 22, 2023, there are approximately 495 holders of record of our common stock. As many of our shares of common stock are held by brokers or other institutions on behalf of shareholders, we are unable to estimate the total number of individual shareholders represented by the record holders.

Dividends

We have not paid any dividends on our common stock to date, and we currently expect that, for the foreseeable future, all earnings (if any) will be retained for the development of our business and no dividends will be declared or paid. In the future, our Board of Directors may decide, at their discretion, whether dividends may be declared and paid, taking into consideration, among other things, our earnings (if any), operating results, financial condition and capital requirements, general business conditions and other pertinent facts, including restrictions imposed by foreign jurisdictions on paying dividends or making other payments to us.

Stock Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Recent Sales of Unregistered Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, the Company did not sell any unregistered securities during the period covered by this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Overview

Intelligent Bio Solutions Inc. (formerly known as GBS Inc.), and its wholly owned Delaware subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Our Australian subsidiary Intelligent Bio Solutions (APAC) Pty Ltd (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (IFP), a company registered in England and Wales (the IFP Acquisition). Our headquarters are in New York, New York.

We are a medical technology company focused on developing and delivering non-invasive, rapid and pain free innovative testing and screening solutions. We operate globally with the objective of providing intelligent, pain-free, and accessible solutions that improve the quality of life.

Our current product portfolio includes:

●	Intelligent Fingerprinting Platform - Our proprietary portable platform analyzes fingerprint sweat using a one-time (recyclable) cartridge and portable handheld reader. Our flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, sweat-based fingerprint diagnostic testing products designed to detect drugs of abuse including opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute, before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with our confirmatory kits can also be sent to a third-party laboratory service provider to perform confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics firms, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – Our “Biosensor Platform” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform, which is designed to detect multiple biological analytes by substituting the Glucose Oxidase (“GOX”) enzyme with a suitable alternative for each analyte, is currently in the development stage. Our flagship product candidate based on the Biosensor Platform technology is the Saliva Glucose Biosensor (“SGB” and, together with a software app that interfaces the SGB with the Company’s digital information system, the Saliva Glucose Test or “SGT”), a Point of Care Test (POCT) expected to complement the finger pricking invasive blood glucose monitoring test for diabetic patients. Our products based on the SGT are referred to herein as the “SGT products.”

These platform technologies have the potential to develop a range of POCT including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology.

Highlights of Achievements

Our major highlights of achievements for the fiscal year 2023:

●	On June 28, 2023, the Company announced it had received guidance from the United States Food and Drug Administration (the “FDA”) regarding the regulatory classification of its Intelligent Fingerprinting Drug Screening Cartridge. The FDA provisionally determined that the cartridge falls within 21 CFR 862.3650, Opiate Test System, a Class II type device that requires the submission of a pre-market notification 510(k) and the FDA’s clearance prior to marketing. The preliminary assessment, in response to the Company’s March 2023 513(g) request for product classification, provides a clear regulatory pathway for INBS as part of the Company’s expansion strategy into the United States. The Company intends to submit a 510(k) pre-market notification for its proprietary Intelligent Fingerprinting Drug Screening Cartridge.

●	In June 2023, the Company concluded its study on the Correlation of Glucose and Cortisol between Oral Fluid and Blood Compartments. The study aimed to determine the degree of correlation between saliva and blood glucose and cortisol levels in subjects with and without diabetes. The results of the study indicate that saliva sampling and analysis has potential use in various applications, including as an aid in screening for diabetes in unhygienic environments where blood sampling is risky, and in point-of-care or at-home cortisol tests where characterizing early morning levels and daily variation is important. The Company intends to compile a white paper summarizing the findings as it determines the next phase of development.

●	On May 2, 2023, the Company announced the recruitment of its Australian sales force and the addition of a new distribution hub and office facility to manage sales and operations, significantly expanding its ability to service customers throughout the Asia Pacific region.

●	On March 15, 2023, the Company announced that it has selected Human and Supplement Testing Australia (“HASTA”), Australia’s largest independent sports drug testing laboratory, as its preferred drug testing specialist in Australia to complete lab-based confirmation testing.

●	On February 16, 2023, the Company announced that it has filed a 513(g) submission with the United States Food and Drug Administration (FDA) for its Intelligent Fingerprinting Drug Screening Cartridge. The submission will allow Intelligent Bio Solutions to determine the most suitable FDA regulatory pathway as part of the Company’s strategy for expansion into the U.S. market.

●	On January 23, 2023, the Company published the results of Milestone 7, a phase of its biosensor platform development at the University of Newcastle, Australia, that included testing time-to-result (TTR), sensitivity, and reproducibility. The results showed a record 4x improvement in TTR, enabling the biosensor to return test results in under one minute.

●	During the year, the Company continued to expand its customer base by entering into sales contracts with Haulier, Eastern Airways, Hozelock, Boughey Distribution, A&F Sprinklers and Dodman Limited.

●	The Company completed the acquisition of Intelligent Fingerprinting Limited (IFP), a company registered in England and Wales and on October 4, 2022 (the IFP Acquisition). IFP owns a portfolio of intellectual property for diagnostic tests and associated technologies including drug testing through the analysis of fingerprint sweat. The acquisition of IFP has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies.

●	On July 13, 2022, INBS completed Institutional Review Board (IRB) approved clinical studies at the Diabetes Research Institute of Sutter Health’s Mills-Peninsula Medical Center (MPMC) in San Mateo, California. The study design was intended to support the clinical development of its next-generation Saliva Glucose Biosensor. A total of 40 adult subjects with type 2 diabetes were recruited for the study. Nearly 1,400 samples of blood and oral fluids were collected and analyzed. The subsequent statistical analysis of the correlation of glucose levels among these sample types will act as foundation for building a robust portfolio of prospective clinical evidence, forming the backbone for future regulatory submissions.

Results of Operations:

Comparison of the Years Ended June 30, 2023 and 2022

	Year Ended June 30,
	2023	2022
Revenue	$1,256,872	$-
Cost of revenue (exclusive of amortization shown separately below)	(930,204)	-
Gross profit	326,668	-

Other income:
Government support income	737,628	437,146

Operating expenses:
Selling, general and administrative expenses	(8,026,703)	(4,920,103)
Development and regulatory approval expenses	(507,424)	(3,853,919)
Depreciation and amortization	(966,732)	-
Goodwill impairment	(4,158,670)	-
Total operating expenses	(13,659,529)	(8,774,022)
Loss from operations	(12,595,233)	(8,336,876)

Other income (expense):
Interest expense	(223,534)	(7,539)
Realized foreign exchange loss	(9,829)	(3,987)
Fair value gain on revaluation of financial instruments	2,154,365	-
Interest income	9,676	14,426
Total other income	1,930,678	2,900
Net loss	(10,664,555)	(8,333,976)
Net loss attributable to non-controlling interest	(32,835)	(27,925)
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,631,720)	$(8,306,051)

Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	$212,639	$(126,875)
Total other comprehensive income (loss)	212,639	(126,875)
Comprehensive loss	(10,451,916)	(8,460,851)
Comprehensive loss attributable to non-controlling interest	(32,835)	(27,925)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(10,419,081)	$(8,432,926)

Net loss per share, basic and diluted*	$(10.58)	$(11.33)
Weighted average shares outstanding, basic and diluted*	1,004,593	733,263

* Common Shares and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 20 reverse stock split, throughout this Annual Report on Form 10-K, unless otherwise stated.

Results of Operations:

Comparison of the Years Ended June 30, 2023, and 2022

Revenue

Sales of goods

Revenue from sales of goods increased by $1,256,872 to $1,256,872 from $0 for the year ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of IFP in October 2022, whose results of operations are consolidated and launch of fingerprint drug testing in APAC region via Intelligent Bio Solutions (APAC) Pty Ltd. The acquisition provided the Company with access to commercially available Fingerprinting drug testing system which is currently being marketed in Europe and Asia Pacific Region.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Year Ended June 30,
	2023	2022
Sales of goods - cartridges	$724,304	$—
Sales of goods - readers	335,863	—
Other sales	196,705	—
Total revenue	$1,256,872	$—

Cost of revenue

Cost of revenue increased by $930,204 to $930,204 from $0 for the year ended June 30, 2023, compared to same period in 2022. Cost of revenue relates to the direct labor, direct material costs and direct overhead costs incurred in the production of the goods.

Gross profit

Gross profit increased by $326,668 to $326,668 from $0 for the year ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of IFP in October 2022.

The gross profit is primarily attributable to the IFPG segment.

Government support income

Government support income increased by $300,482 to $737,628 from $437,146 for the year ended June 30, 2023, compared to same period in 2022. This increase was primarily attributable to qualifying research and development expenditures incurred during the current period including the completion of Milestone 7, a phase of its biosensor platform development at the University of Newcastle, Australia.

The grant support income is primarily attributable to INBS’s subsidiary companies recognizing an R&D tax refund as the Company believes that it is probable that the certain amount will be recovered in full through a future claim (see Note 3 to our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K for further information and disclosures relating R&D tax refund).

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3,106,600 to $8,026,703 from $4,920,103 for the year ended June 30, 2023, compared to the same period in 2022. This is largely due to the acquisition of IFP which added approximately 32 staff to our FTE headcount, and the results of operations of IFP which are consolidated in the current period from the date of acquisition.

As the Company’s operating activities increase, we expect its selling, general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses decreased by $3,346,495 to $507,424 from $3,853,919 for the year ended June 30, 2023, compared to the same period in 2022. This decrease is primarily driven by expensing of the prepaid R&D contribution of $2,600,000 during the same period in 2022 and decrease in the R&D activities related to COVID-19, as the demand for Covid testing products decreased significantly and we redirected our resources and efforts away from developing products related to Covid testing.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Depreciation and amortization

Depreciation and amortization increased by $966,732 to $966,732 from $0 for the year ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of IFP and primarily related to the amortization of acquired Intangibles during the current period.

Goodwill Impairment

The goodwill impairment expenses increased by $4,158,670 to $4,158,670 from $0 for the year ended June 30, 2023, compared to the same period in 2022. Refer to note 3 of our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K.

Other income and expenses

Interest expense

Interest expense increased by $215,995 to $223,534 from $7,539 for the year ended June 30, 2023, as compared to the same period in 2022. This increase was attributable to the interest expense recorded for convertible notes after the acquisition of IFP.

Realized foreign exchange loss

Realized foreign exchange loss increased by $5,842 to $9,829 from $3,987 for the year ended June 30, 2023, compared to the same period in 2022. The increase in loss was largely attributable to the Company’s settled translations in currencies other than its functional currencies.

Fair value gain on revaluation of financial instruments

The fair value gain increased by $2,154,365 to $2,154,365 from $0 for the year ended June 30, 2023, as compared to the same period in 2022. This increase is due to the revaluation gains on the convertible notes and contingent consideration for holdback shares resulting from the acquisition of IFP.

Interest income

Interest income decreased by $4,750 to $9,676 from $14,426 for the year ended June 30, 2023, as compared to the same period in 2022. This decrease was attributable to the lower bank balance during the current period due to the amount spent on operating and development activities.

For additional information regarding the conversion of the convertible notes, see “Item 1. Business – Conversion of Convertible Debt and Preferred Stock.”

Income tax (expense) benefit

There was no income tax expense for the year ended June 30, 2023, and 2022, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation gain increased by $339,514 to a gain of $212,639 from a loss of $126,875 for the year ended June 30, 2023, compared to the same period in 2022. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Net loss

Net loss attributable to INBS increased by $2,325,669 to $10,631,720 from $8,306,051 for the year ended June 30, 2023, compared to the same period in 2022. This increase is primarily driven by impairment of goodwill $4,158,670 offset by a recognition of fair value gain on revaluation of convertible notes and holdback Series C Preferred Stock during the current period of $2,154,365.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of June 30, 2023, we had $1,537,244 in cash and cash equivalents and a working capital deficit of $2,021,124.

The Company expects that its cash and cash equivalents as of June 30, 2023, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company is currently evaluating raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

We believe our most critical accounting policies and estimates relate to the following:

Revenue recognition

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable.

Grant income

Accounting for the grant income does not fall under ASC 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the Australian Government grant to the Company.

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

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met, and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The Company received payments of $1.4 million and $2.1 million during the years ended June 30, 2023 and 2022, respectively.

The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to Covid-19 pandemic in the preceding year. As of June 30, 2023, the Company has only completed 4 of the 8 milestones in the grant agreement. There is uncertainty regarding the potential extension of the grant agreement past its original end of March 28, 2024. Therefore, management concluded that there was no reasonable assurance that the remaining grant receivable would be received.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $127,944 and $51,258 deferred grant income was recognized within other income during the years ended June 30, 2023, and 2022, respectively.

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

During the year ended June 30, 2023, the Company’s market capitalization significantly declined and recurring cash burn of the reporting unit and continuous cash support from the parent entity led management to reassess whether an impairment had occurred considering these qualitative factors. Management’s evaluation indicated that the goodwill related to its IFPG reporting unit was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and comparing that amount to it’s carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value and discount rate. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. The fair value of the reporting unit was determined to be less than its carrying value. The Company recognized an impairment charge of $4.2 million in the IFPG segment, which is related to the goodwill associated with the IFP Acquisition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as of June 30, 2023 as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2023, due to the material weaknesses described below.

Material Weaknesses

As a result of the assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring.

The material weaknesses identified relates to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including a) has not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and c) as an emerging growth company we currently have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

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

Under the direction of the Audit Committee of our board of directors, management will continue to take measures to remediate the material weaknesses. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness.

As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation effort, described above, there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On October 4, 2022, the Company completed the acquisition of IFP. In accordance with the guidance issued by the SEC, recently acquired businesses may be excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the year of acquisition. Accordingly, management excluded the IFP Acquisition from the management’s assessment of the effectiveness of the Company’s internal control over financial reporting from October 4, 2022 (the acquisition date), which excluded total assets and total net revenue representing approximately 75.1% and 99.5% respectively, of the Company’s related consolidated financial statement amounts as of and for year ended June 30, 2023.

Inherent Limitation on the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The current number of directors on our Board of Directors is six. Under our Amended and Restated Bylaws, the number of directors on our Board will not be less than one, nor more than ten, and is fixed, and may be increased or decreased by resolution of the Board. There are no family relationships among any of our directors or executive officers.

Our business is managed under the direction of our Board, which currently consists of the individuals listed below:

Director	Age+	Position(s) with the Company	Director Since
Stephen Boyages	66	Chairman of the Board	July 2020
		Former Interim Chief Executive Officer
Lawrence Fisher*	84	Director	August 2020
Jonathan Hurd*	52	Director	April 2018
Jason Isenberg*	50	Director	October 2022
David Jenkins*	65	Director	October 2022
Christopher Towers*	37	Director	August 2020

+ As of June 30, 2023

* Independent

Steven Boyages MB BS PhD

Dr. Steven Boyages, 66, is a practicing clinician in diabetes and endocrinology with more than 31 years’ experience in medicine, including multiple executive positions. Dr Boyages held the position of Interim Chief Executive Officer of the Company for less than one year, from October 29, 2021, to October 26, 2022. Dr. Boyages also previously held the position of Chief Executive of the Sydney West Area Health Service (SWAHS) from February 2002 to May 2011, which is now known as Western Sydney Local Health District, covering a population of approximately 1.2 million people, SWAHS employed more than 15,000 staff and had a gross operating budget of $2 billion, managing $1.6 billion worth of assets. Dr. Boyages has also served as Medical Director for eHealth New South Wales and was the founding Chief Executive of the Clinical Education and Training Institute (CETI) New South Wales, Australia, set up to ensure the development and the delivery of clinical education and training across the NSW public health system. Previous to this, Dr. Boyages was the Director of Diabetes and Endocrinology at Westmead Hospital, from February 1990 to December 1999. During this time, Dr. Boyages’ major achievements were to define the pathophysiology of thyroid hormone deficiency on brain development secondary to iodine deficiency; to develop prevention strategies in iodine deficient communities in China, India, Indonesia and Northern Italy; to define the impact of Growth Hormone excess and deficiency in adults and to develop innovative population health models of care for people with diabetes. Dr. Boyages continues an active research career in a range of fields, but mostly in the pursuit of better models of chronic disease prevention and management. Dr. Boyages was the founding director of the Centre for Research and Clinical Policy in NSW Health in 1999, during which time he established the Priority Health Programs (receiving $15 million in funding per annum), doubled the Research Infrastructure Grants Program, established the Quality Branch of NSW Health and was appointed as Clinical Advisor to the Director General to implement the Government Action Plan for Health Reform. Additionally, Dr. Boyages was instrumental in establishing and securing funding for the NSW biotechnology strategy, BioFirst, a $150 million investment. We believe that Dr. Boyages is well-qualified to serve on our Board of Directors due to his medical expertise and research and development experience. He also has extensive experience in financial management, board and corporate governance, government relations and regulatory affairs.

Lawrence Fisher

Lawrence Fisher, 84, has been a member of our Board since August 2020. Mr. Fisher has practiced as a securities lawyer in New York City for more than 40 years and retired in 2002. He is a graduate of Columbia College and Columbia University Law School, and a Research Fellow of the London School of Economics. Lawrence has extensive experience representing public companies and investment banking firms in connection with initial public offerings. During his career, he was a partner at Orrick, Herrington & Sutcliffe law firm for 11 years and partner at Kelley, Drye & Warren law firm for 10 years, and Parker, Chapin & Flattau for 20 years, serving on all firms’ Executive Committees. Furthermore, he is experienced in various board positions, including Audit Committee of Viking Energy Group since August 2018, a member of the Board and Audit Committee of National Bank of New York City for more than 20 years to December 2018, and Financial Federal Corporation (NYSE listed) for over five years until February 2010. We believe that Mr. Fisher is well-qualified to serve on our Board of Directors due to his extensive experience as a lawyer in the field of capital markets and will assist with understanding the legal and compliance issues pertaining to publicly listed companies.

Jonathan S. Hurd

Mr. Hurd, 52, has been a member of our Board of Directors since April 2018 and chairs the Company’s Compensation Committee. He previously served as our Chairman of the Board from August 2018 to November 2019. Mr. Hurd has expertise in broker-dealer and investment advisory regulations and is well versed in FINRA and SEC rules and regulations. Mr. Hurd has served as Founder and CEO at Asgard Regulatory Group, or “Asgard,” since founding the firm in 2008. Asgard provides consulting, advisory and risk management services to broker-dealer, investment adviser, hedge funds, private equity, and banking clients both domestically and abroad. Prior to starting Asgard, Mr. Hurd was the Chief Compliance Officer for several financial institutions. His experience involved full-service broker-dealers, investment advisory firms, bank-broker-dealers and mortgage-backed securities. Mr. Hurd also served on the Board of Directors for many of these companies. Prior to working at these financial institutions, Mr. Hurd was a Supervisor of Examiners at FINRA, previously NASD, in the New York District Office. While with FINRA, he supervised routine examinations of FINRA member firms, and conducted large-scale enforcement cases jointly with the Justice Department and Federal Bureau of Investigations. Mr. Hurd also assisted the District Office with its ongoing training of new examiners. In addition, from 2005 to 2011, Mr. Hurd was a Senior Adjunct Professor in the Townsend School of Business at Dowling College, where he instructed MBA students in matters relating to the United States securities markets and financial institutions. He was responsible for introducing students to the subjects of financial derivatives, foreign stock exchange, hedge transactions and risk management. Mr. Hurd is also a Certified Anti-Money Laundering Specialist (CAMS) and holds the Series 7, 14, 24, 27, 53, 57, 63, 66, 79 and 99 licenses as well as his NYS Life and Health Insurance licenses. We believe Mr. Hurd is well-qualified to serve on our Board of Directors due to his substantial experience in corporate finance, his expertise in the regulation and functioning of securities markets and his widespread relationships in the financial industry.

Jason Isenberg

Mr. Isenberg, 50, has been a member of our Board since October 2022. Mr. Isenberg currently serves as Assistant General Counsel for RFA Management Company, LLC in Atlanta, Georgia, where he advises a large, endowment-style portfolio of affiliated companies, trusts and foundations and their respective managers, shareholders and boards in matters including corporate governance, corporate and real estate transactions, business operations, employment law and risk mitigation, a position he has held since 2006. Jason is recognized for having successfully negotiated investment and corporate transactions totaling over $500,000,000. Jason’s prior experience includes working with and for several global law firms, focusing on areas of construction and mass-tort litigation. Mr. Isenberg holds a Bachelor of Arts from the University of Maryland and his Juris Doctor from New England Law in Boston. We believe Mr. Isenberg is well-qualified to serve on our Board of Directors due to his substantial experience in investments and corporate transactions.

David Jenkins

Mr. Jenkins, 65, has been a member of our Board since October 2022 and chairs the Company’s Nominating Committee. Mr. Jenkins served as a director of Intelligent Fingerprinting Limited (IFP), a manufacturer of portable non-invasive drug tests, from January 29, 2022 until IFP was acquired by the Company on October 4, 2022. He spent most of his career as an entrepreneur in the medical device industry, and has established numerous companies including Catheter Precision, where he serves as the CEO and as Chairman of Catheter’s Board, since January, 2020. He served as Chairman and CEO of Arrhythmia Research Technology and oversaw the introduction to the market of Cardiolab, the first dual monitor, 32-channel electrophysiology recording system from 1988 to early 1993. This technology was later acquired by General Electric and continues to be sold into the marketplace today. Mr. Jenkins served as the founder and CEO of EP MedSystems, Inc. which was sold to St. Jude Medical, Inc., now part of Abbott, for approximately $95.7 million in 2008. Mr. Jenkins also founded and served as the CEO of Transneuronix, Inc., a maker of implantable stimulators for the treatment of weight loss, which was later sold to Medtronic for $267 million in 2005. Mr. Jenkins holds a degree in accounting from the University of Kansas, and a master’s degree in business from the University of Texas, Austin. He began his career in public accounting with the firm Coopers and Lybrand. We believe Mr. Jenkins is well qualified to serve on our Board of Directors due to his substantial experience in medical device industry.

Christopher Towers BSc CPA

Christopher Towers, 37, has been a member of our Board of Directors since August 2020 and chairs the Company’s Audit Committee. Mr. Towers is a Certified Public Accountant with 14 years’ experience in auditing, accounting, and financial reporting. Mr. Towers is Chief Accounting Officer of Katapult Holdings, Inc. (NASDAQ: KPLT) since February 2021 and was previously EVP, Chief Accounting Officer and Principal Financial Officer of Newtek Business Services Corp. (NASDAQ: NEWT) from September 2014 to February 2021. Prior to Newtek, Mr. Towers held previous roles with Pall Corporation and PwC. His expertise includes auditing, SEC reporting, US GAAP, experience in leading equity & debt raisings, due diligence on business mergers & acquisitions, SOX compliance, FP&A, treasury, and tax. He holds a Bachelor of Science from Hofstra University and is a member of the American Institute of Certified Public Accountants. We believe that Mr. Towers is well-qualified to serve on our Board of Directors due to his extensive experience and expertise in financial reporting to capital markets and an understanding of compliance and the audit process.

Corporate Governance

Overview

We set high standards for the Company’s employees, officers, and directors. Implicit in this philosophy is the importance of sound corporate governance. We regularly monitor developments in the area of corporate governance and review our processes, policies and procedures in light of such developments. Key information regarding our corporate governance initiatives can be found on the Governance section of our website, www.ibs.inc, including our Code of Ethics (“Code of Ethics”) and the charters for our Audit, Compensation and Nominating Committees. We believe that our corporate governance policies and practices, including the majority of independent directors on our Board, empower our independent directors to effectively oversee our management—including the performance of our Chief Executive Officer—and provide an effective and appropriately balanced board governance structure and provide an effective and appropriately balanced board governance structure. The information on or accessible through our website is not part of this report.

Independence of the Board of Directors

Our Board of Directors has determined that each of our directors, other than Mr. Boyages, is an independent director (as currently defined in Rule 5605(a) of the NASDAQ listing rules).

In determining the independence of our directors, the Board considered all transactions in which the Company and any director had any interest, including those discussed under “Related Party Transactions” below.

Our independent directors together constitute a majority of our full Board. The independent directors meet as often as necessary to fulfil their responsibilities and will have regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Our Bylaws provide our Board with flexibility to combine or separate the positions of chairperson of the Board of Directors and Chief Executive Officer.

The Board believes that our optimal leadership framework at this time is to have Harry Simeonidis serve as President and Chief Executive Officer, and to have the Board composed of a majority of independent directors. As a company in the highly regulated medical device and product industries, we and our shareholders benefit from a chief executive officer with deep experience and leadership in, and knowledge of, the medical device industry. In his role of the President and Chief Executive Officer, Mr. Simeonidis is responsible for handling the day-to-day management direction of the Company, serving as a leader to the management team, and formulating corporate strategy.

Although management is responsible for the day-to-day management of the risks we face, our Board of Directors and its committees take an active role in overseeing management of our risks and has the ultimate responsibility for the oversight of risk management. The Board of Directors regularly reviews information regarding our operational, financial, legal and strategic risks. Specifically, senior management attends periodic meetings of the Board of Directors, provides presentations on operations including significant risks, and is available to address any questions or concerns raised by our Board of Directors.

In addition, we expect that committees will assist the Board of Directors in fulfilling its oversight responsibilities regarding risk. The Audit Committee will coordinate the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures, related party transactions and code of conduct and corporate governance guidelines and management will regularly report to the Audit Committee on these areas. The Compensation Committee will assist the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. When any of the committees receives a report related to material risk oversight, the chairperson of the relevant committee will report on the discussion to the full Board of Directors.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee. The following table provides the current membership information for each of the Board committees.

Name	Audit Committee*	Compensation Committee	Nominating Committee
Lawrence Fisher	X
Jonathan S. Hurd	X	X (Chairperson)	X
Jason Isenberg			X
David Jenkins		X	X (Chairperson)
Christopher Towers	X (Chairperson)	X

* Dr. George Margelis was a member of the Audit Committee prior to his resignation on June 9, 2023.

Below is a description of each committee of the Board of Directors. The Board has adopted written charters for each of the committees, which are available on the Investors - Governance section of our website at www.ibs.inc. The information on or accessible through our website is not part of this report.

Audit Committee

We have established an Audit Committee of the Board of Directors in accordance with Section 3(a)58(A) of the Exchange Act, which consists of Mr. Fisher, Mr. Towers and Mr. Hurd, each of whom is an independent director under the Nasdaq listing standards applicable to audit committees. Christopher Towers qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include, but not be limited to:

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

Compensation Committee

We have established a Compensation Committee of the Board of Directors that consists of Mr. Hurd, Mr. Jenkins, and Mr. Towers, each of whom is an independent director under the NASDAQ Stock Market listing standards applicable to compensation committees. The Compensation Committee’s duties, which are specified in our Compensation Committee charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our principal executive officer’s compensation, evaluating our principal executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our principal executive officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee Charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the NASDAQ Stock Market and the SEC. The Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, but only to the extent consistent with the Company’s certificate of incorporation, bylaws and other applicable law and NASDAQ Stock Market rules.

Nominating Committee

We have established a Nominating Committee of the Board of Directors that consists of Mr. Hurd, Mr. Isenberg and Mr. Jenkins, each of whom is an independent director under the NASDAQ Stock Market listing standards applicable to nominating committees. The Nominating Committee is responsible for identifying individuals qualified to become members of the Company’s Board of Directors and accordingly recommends director nominees for the annual meeting of stockholders. The Nominating Committee also recommends and implements policies and procedures intended to assist the Board operations and all obligations to the Company and its stockholders.

Guidelines for Selecting Director Nominees:

The guidelines for selecting nominees, generally provide that person to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. Though the nominating committee does not have specific guidelines on diversity, it is one of many criteria considered by the nominating committee when evaluating candidates. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

The Nominating Committee will consider nominees for the Board recommended by stockholders’ in accordance with the Company’s Bylaws. Stockholders wishing to propose Director candidates for consideration by the Nominating Committee may do so by writing, by deadlines specified in the Bylaws, to the Secretary of the Company and providing information concerning the nominee and his or her proponent(s) required by the Bylaws. The Bylaws set forth further requirements for stockholders wishing to nominate Director candidates for consideration by stockholders including, among other things, that a stockholder must give timely written notice of an intent to make such a nomination to the Secretary of the Company.

Code of Business Conduct and Ethics

The Company has adopted a written Code Ethics that applies to all officers, directors, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code Ethics is available on the Investors - Governance section of our website at www.ibs.inc. If the Company makes any substantive amendments to the Code Ethics or grants any waiver from a provision of the Code Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The information on or accessible through our website is not part of this report.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended June 30, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied, other than the inadvertent late filings by David Jenkins of one report reporting one transaction, Ma-Ran Foundation of one report reporting one transaction, Gary W. Rollins Foundation of one report reporting one transaction, and by Mr. Sakiris of one report reporting one transaction.

Executive Officers

The names of our executive officers, their ages, their positions with the Company, and other biographical information as of June 30, 2023, are set forth below.

Name	Age	Positions	Officer Since
Steven Boyages(1)	66	Chairman	July 2020-Present
		Interim Chief Executive Officer	October 2021-October 2022

Harry Simeonidis (2)	54	President	October 2022- Present September 2017- October 2021
		Chief Executive Officer	October 2022- Present January 2020- October 2021
		President Asia Pacific, Sales and Marketing	October 2021- October 2022

Spiro Sakiris	61	Chief Financial Officer	April 2019 - Present

(1)	Dr. Boyages served as Interim Chief Executive Officer of the Company effective October 29, 2021 to October 26, 2022. He also serves as both a director of the Company and Chairman of the Board since July 2020.

(2)	Mr. Simeonidis, who serves as CEO and President of the Company, was appointed to this position on October 26, 2022. He held the position of President Asia Pacific, Sales and Marketing, from October 29, 2021, to October 26, 2022.

Steven Boyages

Dr. Boyages’ biographical information is provided above in the section entitled “Board of Directors”.

Harry Simeonidis

Mr. Harry Simeonidis, 54, has served as our President and Chief Executive Officer since October 2022. Mr. Simeonidis served as our President Asia Pacific, Sales and Marketing from October 2021 to October 2022. Mr. Simeonidis also previously served as our President and a member of our Board of Directors from September 2017 until October 2021, and Chief Executive Officer from January 2020 until October 2021. Mr. Simeonidis has more than 26 years of experience in senior management roles in healthcare, pharmaceutical and life sciences businesses across the APAC Region. Previously, from March 2017 to December 2019, he served as the General Manager of FarmaForce Limited, an Australian company listed on the Australian Stock Exchange from April 2015 to March 2017, Mr. Simeonidis operated a private consulting firm, offering services predominantly to clients from the healthcare sector in Australia. From 2013 to April 2015, Mr. Simeonidis was General Manager of Surgery, Asia Pacific, at GE Healthcare. From 2003 to 2012, Mr. Simeonidis was the CEO for Australia and New Zealand at GE Healthcare.

Spiro Sakiris

Mr. Spiro Sakiris, 61, has served as our Chief Financial Officer since April 2019. He is a member of the Institute of Chartered Accounts of Australia & New Zealand. He also has served as the Special Projects Lead at The iQ Group Global from January 2018 until December 2020, and as a registered Series 28 principal with IQ Capital (USA) LLC, a registered broker-dealer with FINRA, from November 2016 until September 2021. From 2013 to December 2017, Mr. Sakiris served as Chief Financial Officer and Chief Operating Officer for listed entities at The iQ Group Global. He worked at Economos Chartered Accountants from 1986 to 2013, which included 23 years as a partner where he was instrumental in the development of the firm’s practice. During his 32 years of experience, Mr. Sakiris has been involved in advising businesses in the areas of accounting and taxation, business advisory, initial public offerings and capital raising, business risks identification and management and business systems designs across many industries, including the application of IFRS and U.S. GAAP for the life science industry. Mr. Sakiris is also well versed in dealings with companies based in overseas jurisdictions such as Asia, Europe and the United States. He is also a registered company auditor experienced in United States reporting under Public Company Accounting Oversight Board in the United States and a registered tax agent in Australia.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended June 30, 2023 and 2022 by (i) individuals serving as our principal executive officer during the fiscal year ended June 30, 2023, (ii) our two other highest compensated executive officers (other than our principal executive officer) who were serving as executive officers as of June 30, 2023, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2023 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock Awards(1)		All Other Compensation		Total*
		($)	($)	($)		($)		($)
Harry Simeonidis	2023	276,103	-	32,513	(2)	34,682	(3)(4)	343,298
Chief Executive Officer and President (Former– President Asia Pacific, Sales and Marketing)	2022	249,535	46,744	-		58,435		354,714

Steven Boyages	2023	40,405	-	30,481	(5)	43,281	(6)(3)	114,167
Former Interim Chief Executive Officer and current Chairman	2022	29,032	-	-		42,408		71,440

Spiro Sakiris	2023	242,432	-	30,481	(7)	31,995	(3)(8)	304,908
Chief Financial Officer	2022	210,482	42,096	-		39,877		292,455

* Executives’ employment agreements in Australia are entered into through the Company’s subsidiaries and compensation is denominated and paid in Australian dollars. Compensation paid throughout the year in Australian dollars has been converted to United States dollars (US dollars) using the average exchange rate for the fiscal year ended June 30, 2023, of 0.6734 US dollars for each Australian dollar (the “Average Rate”).

(1)	The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with ASC Topic 718– Compensation – Stock Compensation.

(2)	Represents stock compensation of $32,513, made under 2019 Long Term Incentive Plan.

(3)	Includes the contributions that are mandatory in Australia to a retirement fund known in Australia as a superannuation fund for each of Dr. Boyages, Mr. Sakiris and Mr. Simeonidis, at the applicable rate of 10.5%.

(4)	Includes an annual automobile allowance of $16,162.

(5)	Represents stock compensation of $30,481, made under the 2019 Long Term Incentive Plan.

(6)	Includes the directors’ fees paid to Dr. Boyages of $35,329. He was compensated for his additional responsibility as an Interim Chief Executive Officer.

(7)	Represents stock compensation of $30,481, made under 2019 Long Term Incentive Plan.

(8)	Includes an annual automobile allowance of $13,468.

Outstanding Equity Awards at Fiscal Year End

Our Named Executive Officers did not hold any outstanding equity awards as of June 30, 2023. All outstanding stock awards are fully vested.

Employment and Related Agreements

Compensation under the executives’ employment agreements in Australia is paid in Australian dollars. All amounts described below that are payable in Australian dollars have been converted to US dollars using the spot exchange rate of 0.6630 US dollars for each Australian dollar at fiscal year ended June 30, 2023 (the “Spot Rate”), which differs from the Average Exchange Rate used in the summary compensation table for disclosures regarding past compensation.

●	During the fiscal year ended June 30, 2019, we, through our 99% owned subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd (formerly GBS (APAC) Pty Ltd and Glucose Biosensor Systems (APAC) Pty Ltd) (“IBS (APAC)”), entered into an employment agreement with each of Messrs. Simeonidis and Sakiris. Mr. Simeonidis’ and Mr. Sakiris’ employment agreements provide for them to serve as President and Chief Financial Officer, respectively, of our majority-owned subsidiary, and in accordance with their respective agreements. On September 9, 2022, the Company entered into new employment agreements with each of Messrs. Simeonidis and Sakiris, each of which were dated June 27, 2022, in order to amend their respective salaries, as approved by the Compensation Committee. Mr. Sakiris’ employment agreement amends and supersedes his prior employment agreement dated as of April 30, 2019, and Mr. Simeonidis’ employment agreement amends and supersedes his prior employment agreement dated as of June 17, 2019.

●	On September 28, 2022, we, through IBS (APAC), entered into an employment agreement with Mr. Boyages, our former Interim Chief Executive Officer and current Chairman of the Company (the “Boyages Employment Agreement”). The Boyages Employment Agreement complements the letter for directorship dated December 23, 2020. This agreement compensated Dr. Boyages, which was dated June 27, 2022, for his additional responsibility to oversee the operations of the Company as approved by the Company’s Compensation Committee. In accordance with the Boyages Employment Agreement, Mr. Boyages was entitled to receive an annual salary of $82,668, in addition to his directors’ fees of $40,000 for his role as the Chairman of the Company. The Boyages Employment Agreement was terminated in January 2023.

In accordance with their respective employment agreements, Mr. Sakiris and Mr. Simeonidis receive an annual salary of $238,680 and $271,830 respectively. The Boyages Employment Agreement, which has been terminated, provided that Mr. Boyages was entitled to receive an annual salary of $82,668. Currently, Mr. Boyages receives annual directors’ fees of $40,000 (including mandatory superannuation contribution).

In addition, Mr. Sakiris and Mr. Simeonidis are each eligible to receive an annual bonus of up to 20% of their respective gross base salaries, of which 50% will be based on meeting company objectives and the remainder will be based on meeting mutually agreed employee objections or as otherwise determined by the Company. Prior to the termination of the Boyages Employment Agreement, Mr. Boyages was eligible to receive the above-described bonuses on the same terms as Mr. Sakiris and Mr. Simeonidis.

We also make certain contributions that are mandatory in Australia to a retirement fund for each of Dr. Boyages, Mr. Sakiris and Mr. Simeonidis, known in Australia as a superannuation fund, currently at the rate of 10.5% subject to contribution cap of $18,233 per annum. We also provide an annual automobile allowance to Mr. Sakiris of $13,260 (based on the Spot Rate) and an annual car allowance to Mr. Simeonidis of $15,952 (based on the Spot Rate).

Each of Mr. Sakiris and Mr. Simeonidis employment agreements is terminable on six months’ notice either by our subsidiary or by the executive upon six months’ notice. However, we may terminate either executive without notice if he engages in serious or willful misconduct, is seriously negligent in the performance of his duties, commits a serious or persistent breach of his employment agreement, brings our company into disrepute, or is convicted of a criminal offense. Prior to termination, the Boyages Employment Agreement was terminable on the same terms as the employment agreements for Mr. Sakiris and Mr. Simeonidis.

Each of the above-described employment agreements contain provisions protecting the Company’s confidential information and intellectual property. Each employment agreement also contains provisions restricting each executive’s ability to compete with the Company during his employment and for a period of up to six months thereafter in a specified geographic region. The non-compete provisions will generally impose restrictions on inducing the Company’s employees to leave the Company’s employment or soliciting clients of the Company. Pursuant to each employment agreement, each executive must devote all of his time, attention and skill to the performance of his duties, and neither executive may engage in any other business outside the Company without the Company’s prior written consent.

Superannuation Fund

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all our Australian employees at an amount required by law, which is currently 10.5% of each such employee’s salary subject to a contribution cap of $18,233 per annum. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

2019 Long Term Incentive Plan (“2019 Plan” or the “Plan”)

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

On February 8, 2023, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 25,000 to 75,000 shares. On May 8, 2023, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 75,000 to 125,000 shares.

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

Stock Subject to the 2019 Plan

An aggregate of 125,000 shares of our common stock are available for issuance under the 2019 Plan. Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2019 Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the exercise price or tax withholding liability associated with the stock option exercise, the shares surrendered by the holder or withheld by us will not be available for future award grants under the plan.

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

Eligibility

We may grant awards under the 2019 Plan to employees, officers, directors, and consultants of the Company and our subsidiaries and affiliates who are deemed to have rendered, or to be able to render, significant services to us or our subsidiaries or affiliates and who are deemed to have contributed, or to have the potential to contribute, to our success. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. Based on the current number of employees and consultants to the Company and on the current size of our Board of Directors, we estimate that as of June 30, 2023, approximately 50 individuals are eligible to participate in the 2019 Plan.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of June 30, 2023
Number of
securities
remaining
	Number of		available for
	securities to be		future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	shares reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	100,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	100,000

(1)	Securities remaining available for issuance under the 2019 Plan.

Director Compensation

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2023.

	Fees earned or paid in cash		Stock Awards(1) (5)		All other compensation		Total
Name	($)		($)		($)		($)
Steven Boyages(2)		(2)		(2)		(2)		(2)
Lawrence Fisher	30,000		7,800		-		37,850
Jonathan Hurd	30,000		7,800		-		37,850
Jason Isenberg (3)	22,301		-		-		22,301
David Jenkins (3)	22,301		-		-		22,301
George Margelis (4)	28,250		7,800		-		36,050
Christopher Towers	40,000		7,800		-		47,800

(1)	The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with ASC Topic 718 – Compensation – Stock Compensation.

(2)	Compensation paid to Mr. Steven Boyages, our former Interim Chief Executive Officer and current Chairman, for his service on the Board of Directors is set forth in Summary Compensation Table for named executive officers.

(3)	Appointed to The Board of Directors on October 5, 2022

(4)	Resigned from the Board of the Directors on June 9, 2023

(5)	Represents stock compensation of $7,800, made under 2019 Long Term Incentive Plan.

Non-Employee Director Compensation Arrangements

Our non-employee directors are entitled to receive cash fees of $30,000 (plus $10,000 each for the Chairman of the Board and Financial Expert/Chair of the Audit Committee) per year of service on our Board of Directors. Service rendered on any of the committees of the Board does not entitle our non-employee directors to any additional compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of August 21, 2023 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

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

Applicable percentages are based on 2,330,399 shares of our common stock outstanding on August 21, 2023. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of August 21, 2023. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise set forth below, the address of the beneficial owner is c/o Intelligent Bio Solutions Inc., 142 West, 57th Street, 11th Floor, New York, NY 10019.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned+
Executive officers and directors:
Dr. Steven Boyages(1)	3,750	*
Lawrence Fisher(2)	750	*
Jonathan S. Hurd(3)	750	*
Jason Isenberg	0	0%
David Jenkins	0	0%
Spiro Sakiris(4)	11,134	*
Harry Simeonidis(5)	4,030	*
Christopher Towers(6)	790	*
All Executive Officers and Directors as a group (8 persons)	21,204	*

5% Stock Holders
Life Science Biosensor Diagnostics(7)	150,000	6.05%
Lind Global Fund II LP(8)	193,050	8.28%
Ionic Ventures, LLC(9)	193,050	8.28%
The Gary W. Rollins Foundation(10)	190,489	8.17%
The Ma-Ran Foundation(10)	213,265	9.15%

*	Less than 1%.
(1)	Consists of 3,750 shares of common stock.
(2)	Consists of 750 shares of common stock.
(3)	Consists of 750 shares of common stock.
(4)	Consists of (i) 8,510 shares of common stock, of which 3,765 are held directly by Mr. Sakiris and 4,745 shares are held indirectly by Anest Holdings Pty Ltd (“Anest Holdings”); (ii) currently exercisable Series A Warrants held by Anest Holdings to purchase 74 shares of the common stock; (iii) 150 shares of common stock that will be issuable upon exercise of the pre-IPO warrants held by Anest Holdings during the one-year period commencing on the second anniversary of the consummation of December 2020 IPO; and (iv) currently exercisable Series D warrants held by Anest Holdings to purchase 2,400 Shares of common stock. Anest Holdings is the trustee of ATF S&T Sakiris Superannuation Fund, of which Mr. Sakiris is a director.
(5)	Consists of 4,030 shares of common stock.
(6)	Consists of 790 shares of common stock.
(7)	Consists of 5-year non-transferrable warrant to purchase 150,000 common shares of the Company’s common stock at the exercise price of $340 per share, expiring December 31, 2025. The principal business address of Life Science Biosensor Diagnostics Pty Ltd is Level 9, 85 Castlereagh St Sydney, 2000, NSW Australia.
(8)	Based on information provided in the Schedule 13G filed by Lind Global Fund II LP, Lind Global Partners II LLC and Jeff Easton on March 10, 2023, and other information known by the Company, including as a result of the exercise of warrants. Consists of 193,050 shares of common stock. Lind Global Partners II LLC, the general partner of Lind Global Fund II LP, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Fund II LP. Jeff Easton, the managing member of Lind Global Partners II LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Fund II LP. The principal business address of Lind Global Fund II LP, Lind Global Partners II LLC and Jeff Easton is 444 Madison Ave, Floor 41, New York, NY 10022.
(9)	Based on information provided in the Schedule 13G filed by Ionic Ventures, LLC (“Iconic”), Brendan O’Neil and Keith Coulston, on March 13, 2023, and other information known by the Company, including as a result of the exercise of warrants. Consists of 193,050 shares of common stock. Ionic has the power to dispose of and the power to vote the Shares beneficially owned by it, which power may be exercised by its managers, Mr. O’Neil and Mr. Coulston. Mr. O’Neil and Mr. Coulston, as managers of Ionic, have shared power to vote and/or dispose of the Shares beneficially owned by Ionic. Neither Mr. O’Neil nor Mr. Coulston directly owns any common stock of the Company. By reason of the provisions of Rule 13d-3 of the Act, each of Mr. O’Neil and Mr. Coulston may be deemed to beneficially own the Shares beneficially owned by Ionic. The principal business address of Iconic, Mr. O’Neil and Mr. Coulston is 142 West, 57th Street, 11th Floor, New York, NY 10019.
(10)	Pursuant to Schedule 13D jointly filed by Gary W. Rollins , Gary W. Rollins Foundation (the “GWRF”), and The Ma-Ran Foundation (the “MRF”) on June 1, 2023 (the “Rollins 13D”). The principal business address of the GWRF, MRF and each co-trustee is 1908 Cliff Valley Way NE, Atlanta, Georgia 30329. The GWRF is a private charitable trust. Gary W. Rollins is a co-trustee of the GWRF and holds de facto voting and investment power over shares held by GWRF. Mr. Rollins disclaims any beneficial interest in the shares held by GWRF. The Rollins 13D, provides that GWRF holds 190,489 of the Company’s common stock. In addition, the Rollins 13D provides that GWRF is entitled to 16,156 shares of common stock upon release of the Closing Holdback Shares, subject to the terms and conditions of the Share Exchange Agreement. The MRF is a private charitable trust with four co-trustees, Pamela R. Rollins, Amy R. Kreisler, Timothy C. Rollins and Margaret H. Rollins, and voting or investment decision requires approval of a majority of the co-trustees. The Rollins 13D provides that MRF holds 213,265 shares of the Company’s common stock. In addition, the Rollins 13D provides that MRF is entitled to 19,615 shares of common stock upon release of the Closing Holdback Shares, subject to the terms and conditions of the Share Exchange Agreement.

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

Related-Person Transactions

Our Code of Ethics requires that we avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of  $120,000 or one percent of the average of our total assets for the last two completed fiscal years, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity) (collectively, “Related Party Transactions”). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Policies and Procedures for Related Party Transactions

All future and ongoing related party transactions (as defined under SEC rules) require prior review and approval by the Audit Committee, which will have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction without the approval of the Audit Committee. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

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

Certain Transactions with or Involving Related Persons

The following is a summary of related party transactions since July 1, 2019, and any currently proposed transactions, to which we were or are to be a participant. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were, unless otherwise noted below, comparable to terms available or the amounts that we would pay or received, as applicable, in arm’s-length transactions.

Agreements Related to the IFP Acquisition

On October 4, 2022, the Company acquired Intelligent Fingerprinting Limited pursuant to the Share Exchange Agreement by and among the Company, IFP, the IFP Sellers and the IFP Sellers’ representatives named therein.

One of the IFP Seller representatives, Philip Hand, is currently the Executive Chairman of IFP. For additional information regarding the IFP Acquisition and the Share Exchange Agreement, see “Item 1. Business – IFP Acquisition”.

Investors’ Rights Agreement

Concurrently with the IFP Acquisition, the Company and each of The Ma-Ran Foundation and The Gary W. Rollins Foundation (together, the “IFP Investors”), entered into an investors’ rights agreement (the “Investors’ Rights Agreement”), pursuant to which, among other things, the IFP Investors received, subject to satisfaction of certain specified minimum securities holding requirements in the Company, certain governance rights effective as of the IFP Closing, including the right to designate up to two directors to the Company’s board of directors. Pursuant to the Investors’ Rights Agreement, each of Jason Isenberg and David Jenkins, each being a designee of the IFP Investors under the Investors’ Rights Agreement, were appointed to, and then nominated by Board and subsequently elected by the Company’s shareholders, as a member of the Board. Mr. Isenberg served as a seller representative for the RFA Sellers in connection with the IFP Acquisition and is the Assistant General Counsel of RFA Management Company, LLC, an entity indirectly controlled by certain trustees of the IFP Investors. Mr. Jenkins served as a director of IFP prior to the consummation of the IFP Acquisition.

Voting Agreements

Concurrently with the IFP Acquisition, the Company and the IFP Sellers entered into a voting agreement (the “IFP Sellers Voting Agreement”) pursuant to which, among other things, each IFP Seller agreed to vote such IFP Seller’s respective shares of common stock until the completion of the annual meeting of the Company’s stockholders for the Company’s fiscal year ended June 30, 2023, in favor of (i) each proposal contained in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 6, 2022, (ii) any proposal presented to the stockholders which is expressly contemplated by the Share Exchange Agreement, including, for the avoidance of doubt, a proposal to adopt, or make available to IFP employees, a stock option plan in accordance with the terms set out in Section 6.9(c) of the Share Exchange Agreement, (iii) any proposal presented to the stockholders with a unanimous Board’s recommendation to vote in favor of such proposal that has the primary intent of taking one or more actions that would be necessary or advisable for the Company to remain in compliance with the applicable listing requirements of the Nasdaq Stock Market, including, for the avoidance of doubt, any reverse stock split, and (iv) any proposal to adjourn or postpone any meeting of the Company’s stockholders at which any of the foregoing matters requiring such Stockholder’s approval are submitted for consideration and vote of the Company’s stockholders to a later date if there are not sufficient votes for approval of such matters on the date on which the meeting is held to vote upon any of the foregoing matters requiring stockholders’ approval. The Reverse Stock Split and certain other proposals were subsequently approved by the Company’s stockholders at the Annual Meeting of stockholders held by the Company on February 8, 2023.

In addition, the Company, the IFP Sellers’ Representatives and the officers and directors of the Company who owned shares of common stock at the time of the IFP Closing entered into separate voting agreements pursuant to which, among other things, such officers and directors of the Company agreed to vote their respective shares of common stock in favor of the approval of the conversion of the Series C Preferred Stock into common stock in accordance with the Series C Certificate of Designation until the completion of the annual meeting of the Company’s stockholders for the Company’s fiscal year ended June 30, 2023. The full conversion of the Series C Preferred Stock was subsequently approved by the Company’s stockholders at the Special Meeting on May 8, 2023.

Registration Rights Agreement- IFP Acquisition

Concurrently with the IFP Acquisition, the Company and the IFP Sellers entered into the IFP Registration Rights Agreements granting the IFP Sellers customary registration rights with respect to the shares of common stock and common stock underlying the Series C Preferred Stock acquired by the IFP Sellers from the Company in the IFP Acquisition. The June Resale Registration Statement, which was declared effective on June 27, 2023, was filed in connection with fulfilling the Company’s obligations under the IFP Registration Rights Agreements.

Loan Agreements

Effective contemporaneously with the IFP Closing, the Company entered into an amendment to the bridge facility agreement between the Company and IFP, dated as of June 16, 2022, pursuant to which, among other things, the parties thereto agreed that the $500,000 loan from the Company to IFP would remain outstanding following the date of the IFP Closing until the second anniversary of the date of the IFP Closing (the “Company-IFP Loan Agreement”).

In addition, the Company entered into various loan agreements in the aggregate amount of $1,425,307 (£1,254,270), including accrued interest, pursuant to which IFP is the borrower and the Company became a guarantor of IFP’s obligations thereunder (the “IFP Loan Agreements”). Under the IFP Loan Agreements, the loans thereunder remained outstanding following the IFP Closing and (x) the loans and certain accrued interest (the Convertible Debt) were convertible into shares of IFP, which shares were to be immediately transferred to the Company in exchange for shares of Series C Preferred Stock that would then be converted into common stock, as set forth in the Share Exchange Agreement (the Loan Conversion), following approval of the Company Stockholder Approval Matters, or (y) the loans and certain accrued interest thereon would become repayable on the second anniversary of the date of the IFP Closing. The loans bore interest at 17% per annum on a compounded basis, increasing to 22% per annum on a compounded basis with effect from the date that falls 12 months following the date of the IFP Closing if the Company Stockholder Approval Matters were not approved by the Company’s stockholders by such date.

As of May 8, 2023, all eight IFP Lenders committed to, or otherwise indicated that they were committed to, the Loan Conversion with regard to the Convertible Debt, which, in the aggregate, had an outstanding balance of £1,360,761 in principal and accrued interest as of May 8, 2023. On May 12, 2023, the Company entered into Conversion Agreements with the eight IFP Lenders relating to the Convertible Debt in order to effect the above-described Loan Conversions. Each of the Conversion Agreements is dated and is effective as of May 9, 2023.

Upon the conversion and exchange of the Convertible Debt in accordance with their respective terms and the terms of the Share Exchange Agreement and the Conversion Agreements, the IFP Lenders received an aggregate of 1,149,273 shares of Series C Preferred Stock. The conversion and exchange of the Convertible Debt into Series C Preferred Stock was deemed to be effective as of May 9, 2023. Effective as of May 10, 2023, the 1,149,273 shares of Series C Preferred Stock issued to the IFP Lenders pursuant to the Conversion Agreements were converted into an aggregate of 172,386 shares of common stock.

Subject to certain exceptions set forth in the Share Exchange Agreement, the Common Stock Consideration and shares of Series C Preferred Stock (and any securities convertible into or exercisable or exchangeable for common stock or Series C Preferred Stock) received pursuant to the Share Exchange Agreement and the transactions contemplated thereby are subject to transfer restrictions during the period ending 365 days after the date of the IFP Closing.

For additional information regarding the conversion of the Convertible Debt into Series C Preferred Stock and the conversion of Series C Preferred Stock into common stock, see “Item 1. Business – Conversion of Convertible Debt and Preferred Stock.”

Agreements Related to the December Private Placement

Securities Purchase Agreement

On December 21, 2022, the Company entered into a Securities Purchase Agreement (the December Purchase Agreement) with 14 investors (the Series D Investors), pursuant to which the Company agreed to issue and sell to the 14 Series D Investors in a Regulation S private placement (i) 176,462 shares of the Company’s Series D Preferred Stock, and (ii) 529,386 D Warrants to purchase common stock. The Series D Preferred Stock and D Warrants were sold together as a Unit, with each Unit consisting of one share of Series D Preferred Stock and three D Warrants. An additional 26,469 warrants were issued to Winx Capital Pty Ltd., the placement agent for the December Private Placement. The Company received aggregate gross proceeds from the December Private Placement of $220,585 before deducting the placement agent’s fees and the Company’s transaction expenses. The December Private Placement closed on December 22, 2022. The purchase price for the Units was $1.25 per Unit. The Unit offering price and the D Warrants exercise price were priced above the Nasdaq “Minimum Price” as that term is defined in Nasdaq Rule 5635(d)(1).

As a result of the Reverse Stock Split, the outstanding shares of Series D Preferred Stock were at the time of their conversion, convertible into an aggregate of 26,464 shares of common stock (initially 529,386 shares of common stock pre-Reverse Stock Split) following shareholder approval of such conversion and without the payment of additional consideration. The Company’s stockholders approved the full conversion of the Series D Preferred Stock at the Special Meeting on May 8, 2023, and the conversion of the Series D Preferred Stock was effective as of May 10, 2023. For additional information regarding the conversion of Series D Preferred Stock into common stock. see “Item 1. Business – Conversion of Convertible Debt and Preferred Stock.”

As a result of the Reverse Stock Split, (i) each share of Series D Preferred Stock was convertible into 0.15 shares of common stock at the time of conversion (initially three shares of common stock pre-Reverse Stock Split, subject to adjustment upon the occurrence of specified events); (ii) each D Warrant currently represents the right to purchase 0.05 shares of common stock with an exercise price of $5.80 per share (initially exercisable for one share of common stock with an exercise price of $0.29 per share pre-Reverse Stock Split); and (iii) each Winx Warrant currently represents the right to purchase 0.05 shares of common stock, with an exercise price of $10.40 per share (initially exercisable for one share of common stock with an exercise price of $0.52 per share pre-Reverse Stock Split). The D Warrants expire June 22, 2028, and the Winx Warrants expire five years following the effective date of a registration statement covering the resale of common stock underlying the Series D Preferred Stock acquired by the Series D Investors.

Two Series D Investors are, as described below, affiliated with the Company.

Approximately 15.10% of funds raised in the December Private Placement were secured from the following members of the Company’s senior management:

Investor and Position with the Company	Shares of Series D Preferred Stock Purchased	Warrants Purchased	Aggregate Purchase Price
Spiro Sakiris (indirectly), Chief Financial Officer	15,993	47,979	$19,991.25
Manuel Kostandas, Director of Global Integration	10,662	31,986	$13,327.50

Each of the Company and the Series D Investors made certain customary representations and warranties and agreed to certain covenants in the December Purchase Agreement.

The issuances of the shares of common stock and Series D Preferred Stock pursuant to the December Purchase Agreement are intended to be exempt from registration under the Securities Act, by virtue of the exemptions provided by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder.

Registration Rights Agreement – Private Placement

Concurrent with entry into the December Purchase Agreement, the Company and the Series D Investors entered into the December Registration Rights Agreement granting the Series D Investors customary registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the D Warrants acquired by the Series D Investors in the December Private Placement. The June Resale Registration Statement, which was declared effective on June 27, 2023, was filed in connection with fulfilling the Company’s obligations under the December Registration Rights Agreements. The June Resale Registration Statement also registered the shares of common stock underlying the Winx Warrants.

Other Transactions

●	LSBD, which is also referred to herein as “Licensor”, held 42.6% of our outstanding common stock (by voting rights) as of June 30, 2021 and held less than 7.5% of our outstanding common stock as of February 17, 2022. LSBD currently holds 5-year non-transferrable warrants to purchase 150,000 common shares of the Company’s common stock at the exercise price of $340 per share, expiring December 31, 2025. From time to time, we have entered into transactions with the LSBD that have not been negotiated, arranged or otherwise implemented on an arms-length basis. These transactions include (i) entry into that certain License Agreement, dated June 23, 2020, by and between Licensor and the Company (the “License Agreement”) pursuant to which Licensor granted to the Company a license to the Licensor’s proprietary rights to the biosensor technology used in certain licensed products and (ii) the employee sharing arrangements.

●	Under the terms of the SGT License Agreement, we license the SGT with the Company’s digital information system for the APAC Region. The License Agreement requires, among other material provisions, that commencing after the receipt of regulatory approval in a jurisdiction, we will pay the Licensor a minimum royalty with respect to such jurisdiction for each year, in four equal quarterly instalments. The minimum royalty will be 13% of the projected net sales in such jurisdiction for each such year. The projected net sales will be an amount mutually agreed between us and the Licensor for the first such year. For each ensuing year after the first year, the projected net sales will be the number of certain licensed products sold in the prior year, as adjusted for the expected market growth and, for each year through the tenth year, as increased by up to an additional 7%. At the end of each quarter, if the quarterly instalment of the minimum royalty is less than the actual royalty (13% of the actual net sales of the licensed products for such quarter) in such jurisdiction, we will pay Licensor the difference between the quarterly instalment of the minimum royalty and the actual royalty. The royalty fee rate will be reduced from 13% to 3% upon the expiration of the patent portfolio covered by the License Agreement.

●	From August 5, 2016 to December 31, 2020, we incurred to the Licensor a total of $8,537,629 (inclusive of “deemed dividend” referred to below) under a prior license agreement for this technology in relation to development of the technology, $3,478,570 in relation to overhead and general administration expenses and $6,324,806 in relation to research and development and regulatory approval in relation to the development and approval process for the Glucose Biosensor Technology. During the quarter ended September 30, 2020, the Company expanded its geographic coverage of its license to include the APAC Region, the Company allotted 147,029 Convertible Preference Shares to external shareholders who had a prior interest in this region. Accordingly, as part of this transaction the Company was required to classify $976,308 of expenditure incurred by Licensor as a “deemed divided” under FASB ASC 805.

●	Under the employee sharing arrangements with Licensor, which have not been pursuant to any written agreements, the Licensor has allocated a portion of its general office expenses, rent and wages to us based on our percentage usage of the Licensor’s office and personnel resources. We have relied upon these arrangements as it has been more cost-effective than acquiring dedicated office space and personnel that would not have been fully utilized. Set forth below are the amounts paid to LSBD in connection with the cost sharing arrangements with LSBD:

Fiscal year ending June 30, 2020:		$444,374
Fiscal year ending June 30, 2021:		$212,032
Fiscal year ending June 30, 2022:		$145,733
Fiscal year ending June 30, 2023:	$	Nil

●	On June 30, 2020, we issued 120,000 shares of common stock in exchange for the cancellation of $900,000 in debt held by the Licensor, resulting in 8,630,000 outstanding shares of common stock as of such date. Share and per share amounts set forth herein (except in any historical financial information) give effect to the issue, unless indicated otherwise.

●	On December 14, 2020, the Company and LSBD agreed to cancel the previously agreed share repurchase transaction dated as of December 7, 2020, under which LSBD was to exchange a total of 3,800,000 shares of the Company’s common stock for a 3-year non-transferrable warrant to purchase 1,900,000 shares of the Company’s shares of common stock. Effective as of the same date, the Company agreed to issue to LSBD, in consideration of LSBD’s contribution towards the research and development of applications other than glucose and COVID-19 applications to a maximum of $2 million over a 5-year period, a 5-year non-transferable warrant to purchase 3,000,000 shares of the Company’s common stock at the exercise price equal to the IPO per unit price.

●	On December 18, 2020, the Company entered into an Exchange Agreement (the “EA”) with LSBD to exchange 3,000,000 shares of its common stock held by LSBD for 3,000,000 shares of the Company’s Series B Convertible Preferred Stock. In addition, the parties to the Exchange Agreement entered into a Registration Rights Agreement (the “RRA”) pursuant to which the Company agreed to prepare and file within 30 days following the closing of our IPO with the SEC a registration statement to register for resale the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock.

●	On December 18, 2020, LSBD entered into a certain Purchase and Assignment Agreement (the “PAA”) with an institutional accredited investor (the “Purchaser”) pursuant to which LSBD sold and assigned to the Purchaser 3,000,000 shares of the Series B Convertible Preferred Stock and assigned to the Purchaser its rights under the EA and the RRA with respect to the such preferred shares for a total purchase price of $2,000,000. The investor’s Series B Convertible Preferred Stock is convertible into 3,000,000 shares of the Company’s common stock, subject to beneficial ownership limitation. The price per share of the 3,000,000 shares of common stock issuable upon conversion of the investor’s Series B Convertible Preferred Stock is $0.67. In connection with the Company’s obligations under the RRA, the Company filed the Registration Statement on Form S-1 for the March Offering, which was declared effective by the SEC on March 31, 2021.

●	During the quarter ended March 31, 2021, the Company contributed a total of $2,600,000 towards budgeted development and commercialization costs to be incurred by BiosensX (North America) Inc. in which the Company has a 50% interest. This represents the Company’s contribution towards budgeted development and commercialization costs included in total costs budgeted in the Form S-1. This funding relates to the development and preparation for submission of the Saliva Glucose Biosensor connected with regulatory approval for the U.S market by the U.S Food & Drug Administration. This amount is recognized as a prepayment and will be expensed as incurred over an estimated 18-month period in which the costs are expected to be incurred.

●	On March 31, 2021, GBS entered into an agreement with LSBD to provide GBS an option to acquire an exclusive license to use LSBD’s intellectual property in the Saliva Glucose Biosensor in North America (the “Option Agreement”). The Option Agreement has a term of two years and the exercise price for the option is $5 million. The fee of $0.5 million incurred for the option has been recognized as an expense and included within ‘Development and regulatory approval expenses in the consolidated statements of operations.

●	In 2021, two shareholders of the Licensor (The iQ Group Global Ltd and iQX Limited) committed to provide sufficient financial assistance to us as and when it is needed for us to continue our operations until September 2021. This financial assistance included refraining from seeking repayment of any intercompany loans or balances due from us except to the extent funds become available. Under this arrangement, loans or deferrals of amounts due in connection with this financial assistance were to be made on an interest free basis. As of date of this filing, no amounts were outstanding pursuant to the financial assistance commitments.

●	Until the completion and termination of the agreement on December 23, 2019, we were party to a master services agreement, or the “MSA Agreement,” with IQ3Corp Limited, or “IQ3,” which was at the time considered an affiliate of the Company by virtue of having certain common management personnel with The iQ Group Global Ltd. The MSA Agreement set forth certain basic terms and provisions applicable to services to be provided by IQ3 to us pursuant to specific pre-IPO related service acquisition orders to be entered into by the parties from time to time. Prior to the completion and termination of the MSA Agreement, pursuant to a November 2016 order under the agreement for various advisory services, we incurred a total of $3,937,047 in fees and expenses to IQ3, all of which were fully paid.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Audit Pty Ltd. (“BDO”) was our independent registered public accounting firm from July 1, 2022, to June 28, 2023. BDO resigned as the Company’s independent registered public accounting firm effective June 29, 2023. On June 29, 2023, the Audit Committee approved the appointment of UHY LLP (“UHY”) as the Company’s independent registered public accounting firm for the year ending June 30, 2023.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2023 and 2022, by UHY and BDO.

	June 30, 2023	June 30, 2022
Audit Fees(1)	514,421	210,128
Audit-Related Fees(2)	-	-
Tax Fees(3)	14,573	9,073
All Other Fees(4)	10,101	31,211
Total Fees	539,095	250,412

(1)	Audit fees relate to professional services rendered in connection with the audit of annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings. Of the total audit fees $514,421 for year ended June 30, 2023, $200,000 relates to fees paid to UHY and the balance $314,421 to BDO.

(2)	Audit-related fees relate to professional services that are reasonably related to the performance of the audit or review of financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services. Tax fees $14,573 for year ended June 30, 2023, relates to amount paid to BDO.

(4)	All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements. All other fees $10,101 for year ended June 30, 2023 relates to amount paid to BDO.

The Audit Committee has determined that the rendering of services other than audit services by BDO and UHY is compatible with maintaining the principal accountant’s independence.

Pre-Approval Policies and Procedures

The Audit Committee has procedures in place for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The financial statements required to be included in this Annual Report on Form 10-K are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of October 4, 2022, by and among GBS INC., Intelligent Fingerprinting Limited, the Sellers Listed on Schedule I thereto, Jason Isenberg (as the RFA Sellers’ Representative), and Philip Hand (as the other Sellers’ Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2023).

3.4	Amended and Restated Bylaws of Intelligent Bio Solutions Inc., as amended as of October 26, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

3.8	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.9	Certificate of Elimination of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.5	Form LSBD Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.7	Form of Warrant (Series D) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.13**	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended May 8, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2023).

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.1*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.2*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.3*	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).

10.4	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.5	Form of Exchange Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.7	Form of Purchase and Assignment Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.8	Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.9	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on September 22, 2022).

10.10	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

10.11	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.12	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.13	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.14	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.15	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonidis and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.16	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.17	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.18	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.19	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.20	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.21	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.22	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.23	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.24	Form of Securities Purchase Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.25	Form of Registration Rights Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.26	Form of Convertible Loan Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020).

16.1	Letter to Securities and Exchange Commission from BDO Audit Pty Ltd., dated July 3, 2023. (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

21.1**	List of Subsidiaries

23.1**	Consent of UHY LLP

23.2**	Consent of BDO Audit Pty Ltd.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Indicates management contract or compensatory plan.

** Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT BIO SOLUTIONS INC.

Date: August 23, 2023	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: August 23, 2023	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer and President	August 23, 2023
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	August 23, 2023
Spiro Sakiris	(Principal Financial Officer)

/s/ Steven Boyages	Chairman of the Board	August 23, 2023
Steven Boyages MBBS, PHD

/s/ Lawrence Fisher	Director
Lawrence Fisher		August 23, 2023

/s/ Jonathan Hurd	Director
Jonathan Hurd		August 23, 2023

/s/ Jason Isenberg	Director
Jason Isenberg		August 23, 2023

/s/ David Jenkins	Director
David Jenkins		August 23, 2023

/s/ Christopher Towers	Director
Christopher Towers		August 23, 2023

Intelligent Bio Solutions Inc.

To the Shareholders and Board of Directors of

Intelligent Bio Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Intelligent Bio Solutions, Inc. (the “Company”) as of June 30, 2023, the related statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s primary sources of liquidity have been through funding from financing activities. The Company has reported operating losses and negative cash flows from operations since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

Melville, New York

August 23, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Intelligent Bio Solutions Inc. (f/k/a GBS Inc.)

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Intelligent Bio Solutions Inc (f/k/a GBS Inc.) (the ‘Company’) as of June 30, 2022, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the ‘consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (‘PCAOB’) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO Audit Pty Ltd

We served as the Company’s auditor from 2017 to 2023.

Sydney, Australia

September 21, 2022, except for the effects of the reverse stock split discussed in Note 3 and effects of the change in the segments discussed in Note 4, as to which the date is August 23, 2023.

Intelligent Bio Solutions Inc.

Consolidated Balance Sheets*

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,537,244	$8,238,301
Accounts receivable, net	293,861	-
Inventories, net	979,907	-
Grant receivable, current portion	-	1,529,882
Research and development tax incentive receivable	498,758	353,048
Other current assets	552,791	746,761
Total current assets	3,862,561	10,867,992
Property and equipment, net	690,175	391,408
Operating lease right-of-use assets	546,475	-
Intangible assets, net	5,255,401	-
Long-term grant receivable	-	1,092,773
TOTAL ASSETS	10,354,612	$12,352,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,610,028	$1,625,089
Current portion of operating lease liabilities	223,447	-
Current portion of deferred grant income	2,338,057	2,836,582
Current employee benefit liabilities	358,942	201,332
Current portion of notes payable	353,211	-
Total current liabilities	5,883,685	4,663,003
Employee benefit liabilities, less current portion	24,902	50,626
Operating lease liabilities, less current portion	356,165	-
Long-term deferred grant income	-	1,092,773
Notes payable, less current portion	402,862	-
Total liabilities	6,667,614	5,806,402
Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series C preferred stock, 4,012,276 shares designated, 0 shares issued and outstanding at June 30, 2023 and 2022, respectively	-	-
Series D preferred stock, 500,000 shares designated, 0 shares issued and outstanding at June 30, 2023 and 2022, respectively	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,330,399 and 744,495 shares issued and outstanding at June 30, 2023 and 2022, respectively*	23,304	7,445
Treasury stock, at cost, 1,386 and 0 shares as of June 30, 2023 and 2022, respectively	(14)	-
Additional paid-in capital	46,158,763	38,581,465
Accumulated deficit	(41,807,573)	(31,175,853)
Accumulated other comprehensive loss	(575,496)	(788,135)
Total consolidated Intelligent Bio Solutions Inc. equity	3,798,984	6,624,922
Non-controlling interest	(111,986)	(79,151)
Total shareholders’ equity	3,686,998	6,545,771
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,354,612	$12,352,173

*	Common Stock has been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 20 reverse stock split throughout the consolidated financial statements unless otherwise stated.

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)*

	Year Ended June 30,
	2023	2022
Revenue	$1,256,872	$-
Cost of revenue (exclusive of amortization shown separately below)	(930,204)	-
Gross profit	326,668	-

Other income:
Government support income	737,628	437,146

Operating expenses:
Selling, general and administrative expenses	(8,026,703)	(4,920,103)
Development and regulatory approval expenses	(507,424)	(3,853,919)
Depreciation and amortization	(966,732)	-
Goodwill impairment	(4,158,670)	-
Total operating expenses	(13,659,529)	(8,774,022)
Loss from operations	(12,595,233)	(8,336,876)

Other income (expense):
Interest expense	(223,534)	(7,539)
Realized foreign exchange loss	(9,829)	(3,987)
Fair value gain on revaluation of financial instruments	2,154,365	-
Interest income	9,676	14,426
Total other income	1,930,678	2,900
Net loss	(10,664,555)	(8,333,976)
Net loss attributable to non-controlling interest	(32,835)	(27,925)
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,631,720)	$(8,306,051)

Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	$212,639	$(126,875)
Total other comprehensive income (loss)	212,639	(126,875)
Comprehensive loss	(10,451,916)	(8,460,851)
Comprehensive loss attributable to non-controlling interest	(32,835)	(27,925)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(10,419,081)	$(8,432,926)

Net loss per share, basic and diluted*	$(10.58)	$(11.33)
Weighted average shares outstanding, basic and diluted*	1,004,593	733,263

The accompanying notes are an integral part of these consolidated financial statements.

*	Common Stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 20 reverse stock split throughout the consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Consolidated Statements of Changes in Shareholders’ Equity*

	Convertible						Additional		Other	Non-	Total
	preferred stock		Common stock		Treasury stock		paid in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance, June 30, 2021	1,300,000	$13,000	679,106	$6,791	-	$-	$38,569,119	$(22,869,802)	$(661,260)	$(51,226)	$15,006,622
Series B warrants exercised to purchase common shares	-	-	389	4	-	-	(4)	-	-	-	-
Conversion of convertible preferred shares into common shares	(1,300,000)	(13,000)	65,000	650	-	-	12,350	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(126,875)	-	(126,875)
Net loss	-	-	-	-	-	-	-	(8,306,051)	-	(27,925)	(8,333,976)
Balance, June 30, 2022	-	$-	744,495	$7,445	-	$-	$38,581,465	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Reverse stock split rounding adjustment	-	-	11,250	112	-	-	(112)	-	-	-	-
Issuance of Series C preferred stock and common stock for acquisition, net of issuance costs	2,363,003	23,630	148,155	1,482	-	-	4,699,158	-	-	-	4,724,270
Issuance of Series D preferred stock, net of issuance costs	176,462	1,765	-	-	-	-	160,695	-	-	-	162,460
Stock awards issued to employees	-	-	25,000	250	-	-	259,750	-	-	-	260,000
Payment of tax withholding for employee stock awards		-	-	-	(1,386)	(14)	(14,393)	-	-	-	(14,407)
Issuance of common stock and warrants, net of issuance costs	-	-	654,990	6,550	-	-	2,087,117	-	-	-	2,093,667
Issuance of common stock upon cashless exercise of warrants	-	-	193,227	1,932	-	-	(1,932)	-	-	-	-
Conversion of convertible notes payable into Series C preferred stock	1,149,274	11,493	-	-	-	-	355,660	-	-	-	367,153
Conversion of convertible preferred shares into common shares	(3,688,739)	(36,888)	553,282	5,533	-	-	31,355	-	-	-	-
Foreign currency translation income	-	-	-	-	-	-	-	-	212,639	-	212,639
Net loss	-	-	-	-	-	-	-	(10,631,720)	-	(32,835)	(10,664,555)
Balance, June 30, 2023	-	$-	2,330,399	$23,304	(1,386)	$(14)	$46,158,763	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998

*	Common Stock has been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 20 reverse stock split throughout the consolidated financial statements unless otherwise stated.

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,664,555)	$(8,333,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	814,481	-
Amortization of right-of-use assets	152,251	-
Non-cash loss (gain) on foreign currency translation, net	9,829	(3,987)
Provision for inventory obsolescence	189,670	-
Goodwill impairment	4,158,670	-
Share-based compensation	260,000	-
Non-cash research and development charge	-	2,600,000
Non-cash refund of R&D expenditure claims	(127,944)	(50,958)
Fair value gain on revaluation of convertible notes	(1,537,565)	-
Fair value gain on revaluation of holdback Series C preferred stock	(616,800)	-
Non-cash other operating activities	(94,332)	(8,179)
Changes in operating assets and liabilities:
Accounts receivable	(293,861)	-
Inventories	(345,390)	-
Grant receivable / deferred grant income	1,031,357	1,828,891
Research and development tax incentive receivable	(145,710)	672,407
Other current assets	(118,335)	(333,743)
Accounts and other payables	84,502	255,978
Accounts payable - related party	-	(13,323)
Operating lease liabilities	(107,922)	-
Other long-term liabilities	(25,724)	28,856
Net cash used in operating activities	(7,377,378)	(3,358,034)
Cash flows from investing activities:
Issuance of note receivable	-	(500,000)
Cash acquired from business acquisition	174,481	-
Cash payment for business acquisition	(363,500)	-
Amount invested on construction in progress	(505,123)	(380,221)
Net cash used in investing activities	(694,142)	(880,221)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,554,463	-
Proceeds from issuance of preferred stock	220,578	-
Payment of equity issuance costs - others	(518,914)	-
Payment of equity issuance costs relating to acquisition of IFP	(806,397)	-
Payment of tax withholding for employee stock awards	(14,407)	-
Net cash provided by financing activities	1,435,323	-

Effect of foreign exchange rates on cash and cash equivalents	(64,860)	(97,129)

Decrease in cash and cash equivalents	(6,701,057)	(4,335,384)
Cash and cash equivalents, beginning of period	8,238,301	12,573,685
Cash and cash equivalents, end of period	$1,537,244	$8,238,301

Non-cash investing and financing activities
Shares issued for business acquisition	$5,530,667	$-
Note receivable settled for business acquisition	504,938	-
Deferred consideration payable for business acquisition	208,500	-
Recording of right-of-use asset and lease liability	702,566	-
Conversion of convertible notes payable into preferred stock	367,153	-
Conversion of preferred shares into common shares	36,888	13,000

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Notes to the Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Intelligent Bio Solutions Inc. (formerly known as GBS Inc.), and its wholly owned Delaware subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Our Australian subsidiary Intelligent Bio Solutions (APAC) Pty Ltd (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). Our headquarters are in New York, New York.

We are a medical technology company focused on developing and delivering non-invasive, rapid and pain free innovative testing and screening solutions. We operate globally with the objective of providing intelligent, pain-free, and accessible solutions that improve the quality of life.

Our current product portfolio includes:

●	Intelligent Fingerprinting Platform - Our proprietary portable platform analyzes fingerprint sweat using a one-time (recyclable) cartridge and portable handheld reader. Our flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, sweat-based fingerprint diagnostic testing products designed to detect drugs of abuse including opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute, before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with our confirmatory kits can also be sent to a third-party laboratory service provider to perform confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics firms, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – Our “Biosensor Platform” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform, which is designed to detect multiple biological analytes by substituting the Glucose Oxidase (“GOX”) enzyme with a suitable alternative for each analyte, is currently in the development stage. Our flagship product candidate based on the Biosensor Platform technology is the Saliva Glucose Biosensor (“SGB” and, together with a software app that interfaces the SGB with the Company’s digital information system, the Saliva Glucose Test or “SGT”), a Point of Care Test (POCT) expected to complement the finger pricking invasive blood glucose monitoring test for diabetic patients. Our products based on the SGT are referred to herein as the “SGT products.”

●	These platform technologies have the potential to develop a range of POCT including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology.

Reverse Stock Split

On February 9, 2023, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated certificate of incorporation to effect, as of February 10, 2023, a 1-for-20 reverse split of the Company’s common stock (the “Reverse Stock Split”). On February 10, 2023, the Company effected the Reverse Stock Split.

Conversion of Series C and Series D Preferred Stocks

On May 8, 2023, the stockholders of the Company approved, (a) the full conversion of Series C Preferred Stock issued by the Company pursuant to the terms of a Share Exchange Agreement, dated as of October 4, 2022, and the issuance of shares of Common Stock in connection with such conversion; and (b) the full conversion of Series D Preferred Stock, issued by the Company pursuant to the terms of a Securities Purchase Agreement, dated as of December 21, 2022, and the issuance of shares of Common Stock in connection with such conversion.

NOTE 2. LIQUIDITY AND GOING CONCERN

The Company incurred a net loss of $10,631,720 for the year ended June 30, 2023 (net loss of $8,306,051 for the year ended June 30, 2022). As of June 30, 2023, the Company has shareholders’ equity of $3,686,998, a working capital deficit of $2,021,124, and an accumulated deficit of $41,807,573.

In the near future, the Company anticipates incurring operating losses and does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seek regulatory approvals to market such products.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of the consolidated financial statements. The Company expects that its cash and cash equivalents as of June 30, 2023, of $1,537,244, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. The Company is currently evaluating raising additional funds through private placements and/or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the entity may be unable to realize its assets and discharge its liabilities in the normal course of business. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully raise additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) as of June 30, 2023 and 2022.

The consolidated financial statements and notes thereto give retrospective effect to the Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants and per share amounts contained in the consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

Principles of consolidation

These consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

Equity offering costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs, with regard to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to shareholders’ equity upon the completion of an offering.

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

Change in accounting principle

During the quarter ended June 30, 2023, the Company performed an analysis on the useful life of its technology asset which resulted in increasing the useful life from 5 years to 7 years. The consideration evaluated considered the lives of the underlying technology asset which is primarily patents with expirations ranging from 2026 to 2041 and industry benchmarking using the North American Industry Classification System (NAICS). Thus, the carrying value of the technology asset as at the end of March 31, 2023, was amortized using the new useful life prospectively.

As the result of change in useful life, the amortization expenses for the year ended June 30, 2023 decreased by $84,374 and the basic and diluted loss per share decreased by $0.07 to $10.58. The amortization expenses for fiscal year 2024-2027 is expected to decrease by approximately $ 337,496 each year and that for fiscal year 2028, fiscal year 2029 and fiscal year 2030 is expected to increase by $485,150, $759,366 and $189,841 respectively.

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

Revenue recognition

Revenue is accounted for under ASC 606 Revenue from Contracts with Customers through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations in the contract; and
●	Recognize revenue when or as the Company satisfies a performance obligation.

The Company recognized revenue from contracts with customers it satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable.

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

Revenues are used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues are attributable to the IFPG segment during the year ended June 30, 2023. There were no revenues during the year ended June 30, 2022.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Year Ended June 30,
	2023	2022
Sales of goods - cartridges	$724,304	$—
Sales of goods - readers	335,863	—
Other sales	196,705	—
Total revenue	$1,256,872	$—

Other income

The other income is mainly comprised of grant income and R&D tax refunds.

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

Accounting for the grant does not fall under ASC 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the Australian Government grant to the Company. Furthermore, disclosures made below are in accordance with the disclosure requirements of ASU 2021-10 (see recently issued accounting pronouncements below for more information).

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income that is recognized in the statement of operation on a systematic basis over the useful life of the asset or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. The Company has elected to record the grants received initially as deferred income and deducting the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability. A total of $646,116 and $391,408 was recognized as a reduction to the CIP asset on the consolidated balance sheets as of June 30, 2023 and 2022, respectively.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met, and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The Company received payments of $1.4 million and $2.1 million during the years ended June 30, 2023 and 2022, respectively. The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to the coronavirus pandemic in the preceding year. The Company has only completed 4 of the 8 milestones in the grant agreement. As of June 30, 2023, there was uncertainty regarding the potential extension of the grant agreement past its original end of March 28, 2024. Therefore, management concluded that there was no reasonable assurance that the remaining grant receivable will be received.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $127,944 and $51,258 deferred grant income was recognized within other income during the years ended June 30, 2023 and 2022, respectively.

b) R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized as the Company believes that it is probable that the amount will be recovered in full through a future claim. A total of $609,684 and $385,888 of R&D tax refund income is recognized in other income during the years end June 30, 2023, and 2022, respectively.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the rate of exchange in effect on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of the Company is the United States dollar. Foreign currency movements are recognized in other comprehensive loss on the consolidated statement of operations and other comprehensive income (loss) and resulted in a gain of $212,639 and a loss of $126,875 for the years ended June 30, 2023 and 2022, respectively.

Income taxes

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not that the positions will be sustained upon examination by taxing authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of June 30, 2023, and 2022, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

Cash and Cash equivalent

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of June 30, 2023 and 2022, there were no cash equivalents. The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over these insured limits as of June 30, 2023 and 2022 was $1,114,687 and $7,816,077 respectively. No losses have been incurred to date on any deposits.

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

Account receivable, net and other receivables

Trade receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include, amongst others, the failure of a debtor to engage in a repayment plan with the Company, and a failure to make contractual payments for a period of greater than 90 days past due.

Based upon the assessment of these factors, the Company did not recognize bad debt provision during the year ended June 30, 2023 and June 30, 2022. Trade receivables are recognized net of bad debt provision.

Property, Plant and Equipment (“PPE”) & Construction in Progress (“CIP”)

In accordance with the ASC 360, Property, Plant, and Equipment, the Company’s PPE, is stated at cost net of accumulated depreciation and impairment losses, if any. Costs incurred to acquire, construct, or install PPE, before the assets is ready for use, are capitalized in CIP at historical cost. The carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP. CIP is not depreciated until such time when the asset is substantially completed and ready for its intended use. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

●	Other equipment – 3 years
●	Production equipment – 2-4 years
●	Leasehold improvements – shorter of asset’s estimated useful life and the remaining term of the lease

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

During the year ended June 30, 2023, the Company’s market capitalization significantly declined and recurring cash burn of the reporting unit and continuous cash support from the parent entity led management to reassess whether an impairment had occurred considering these qualitative factors. Management’s evaluation indicated that the goodwill related to its IFPG reporting unit was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and comparing that amount to it’s carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value and discount rate. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. The fair value of the reporting unit was determined to be less than its carrying value. The Company recognized an impairment charge of $4.2 million in the IFPG segment, which is related to the goodwill associated with the IFP Acquisition.

Intangible assets

Intangible assets are considered long-lived assets and are recorded at cost, less accumulated amortization and impairment losses, if any. The definite lived intangible assets are amortized over their estimated useful lives, which do not exceed any contractual periods. Certain of our intangible assets have been assigned an indefinite life as we currently anticipate that these trade names and trademarks will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Amortization is recorded on a straight-line basis over their estimated useful lives. Intangible assets acquired from a foreign operation are translated from the foreign entity’s functional currency to the presentational currency based on the exchange rate at the reporting date.

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

Employee benefits

The costs of short-term employee benefits are recognized as a liability and an expense, unless those costs are required to be recognized as part of the cost of inventories or non-current assets. The cost of any unused holiday entitlement is recognized in the period in which the employee’s services are received. Termination benefits are recognized immediately as an expense when the company is demonstrably committed to terminate the employment of an employee or to provide termination benefits.

Net loss per share attributable to common shareholders (“EPS”)

The Company calculates earnings per share attributable to common shareholders in accordance with ASC Topic 260, Earning Per Share. Basic net loss per share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common shareholders by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as share warrants.

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

Latest announcement:

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718) (“ASU 2023-13”). This update requires to disclose and present income or loss related to common stock transactions on the face of the income statement, (2) to modify the existing classification and measurement of redeemable preferred shares and redeemable equity-classified shares (3) and modify accounting treatment for stock-based compensation. The FASB has not set an effective date on ASU 2023-03 and adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2023-03 on its consolidated financial statement disclosures.

Adopted:

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (“ASU 2021-10”). This update requires annual disclosures about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. Required disclosures include (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, and (3) significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted the provisions of this amendment effective July 1, 2022. There was no significant impact to the consolidated financial statements. Refer to disclosures within grant income in Note 3.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (“ASU 2020-06”), which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 as of July 1, 2022 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This update requires all leases with a term greater than 12 months to be recognized on the balance sheet through a right-of-use asset and a lease liability and the disclosure of key information pertaining to leasing arrangements. This new guidance is effective for fiscal years beginning after December 15, 2021, and interim period within fiscal years beginning after December 15, 2022, as amended by ASU 2020-05 with early adoption permitted. The Company adopted this standard on July 1, 2022. The Company notes there was no impact on adoption of ASU 2016-02 as the Company did not have any leases as of July 1, 2022, and, therefore, application of transitional practical expedients provided by the ASU is not applicable. ASC Topic 842 – Leases was applied to the two leases entered into during the current fiscal year. See Note 12 for further information and disclosures relating to the ASC 842 – Leases.

Pending adoption:

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

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments – Credit Losses (“ASU 2016-13”). This update (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (“CECL”) (ASC 326-20); and (ii) provides for recording credit losses on available-for-sale (“AFS”) debt securities through an allowance account (ASC 326-30). The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. ASU 2016-13, as amended by ASU 2019-10, is applicable for Smaller Reporting Companies (“SRCs”) for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has not early adopted the standard and continues to evaluate the impact of the provisions of ASU 2016-13 on its consolidated financial statements.

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

Level 1 -Quoted prices in active markets for identical assets or liabilities.

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

Fair value option (“FVO”) for convertible notes

The Company elected the FVO for recognition of its convertible notes payable upon issuance as permitted under ASC 825, Financial Instruments. Under the FVO, the Company recognizes the convertible notes payable at fair value with changes in fair value recognized in earnings. The FVO may be applied instrument by instrument, but it is irrevocable. As a result of applying the FVO, direct costs and fees related to the convertible notes are recognized in selling, general and administrative expense in the condensed consolidated statements of operations as incurred and not deferred. Changes in accrued interest for the notes are recognized as part of interest expense. Changes in fair value of the convertible notes are included in the change in fair value of convertible notes in the condensed consolidated statements of operations. During the year ended June 30, 2023, the Company converted all of the convertible notes into Common Stock.

NOTE 4. SEGMENT REPORTING

FASB ASC Topic 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers.

Our Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.

Following the acquisition of IFP, we conduct our business through two operating segments:

1)	Commercially available Intelligent Fingerprinting Products (“IFPG” or “IFPG segment”)
2)	Development Stage Saliva Glucose Biosensor Platform (“SGBP” or “SGBP segment”)

The Company has determined it operates in two operating and reportable segments, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and other income by product types for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings.

The IFPG segment accounted for 100% of the Company’s revenue during the year ended June 30, 2023.

The following table sets forth the Company’s revenue and other income by operating and reportable segment, disaggregated into geographic locations based on sales billed from the respective county, for the years ended June 30, 2023 and 2022, respectively.

A)	Revenue

	Year Ended June 30, 2023
	IFPG	SGBP	Total
United Kingdom	$1,061,191	$—	$1,061,191
Australia	6,491	—	6,491
Other	189,190	—	189,190
Total Revenue	$1,256,872	—	$1,256,872

No revenue was recognized during the year ended June 30, 2022.

B)	Other Income (Government Support Income)

	Year Ended June 30, 2023
	IFPG	SGBP	Total
Australia	$—	544,010	544,010
United Kingdom	193,618	—	193,618
Total Government Support Income	$193,618	544,010	$737,628

	Year Ended June 30, 2022
	IFPG	SGBP	Total
Australia	$—	437,146	437,146
United Kingdom	—	—	—
Total Government Support Income	$—	437,146	$437,146

The Company operates in various geographic locations. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets are not specifically ascribed to its individual reportable segments. Rather, assets used in operations are generally shared across the Company’s operating and reportable segments.

Property and equipment, net and operating lease right-of-use assets, by geographic location, are summarized as follows:

	June 30, 2023	June 30, 2022
Australia	$761,220	391,408
United Kingdom	475,430	—
Total	$1,236,650	$391,408

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

The table below summarizes the fair value of the consideration transferred in the acquisition (pre-Reverse Stock Split basis):

Purchase consideration	Amount
Cash	$363,500
Note receivable settled for business acquisition	504,938
Common Stock - 2,963,091 shares @ $0.5502 / share	1,630,293
Series C Preferred Stock (base) - 2,363,003 shares @ 3 x $0.5502 / share	3,900,373
Series C Preferred Stock (holdback) - 500,000 shares @ 3 x $0.5502 / share	825,300
Total purchase price	$7,224,404

Pursuant to the Share Exchange Agreement, the Company acquired from the IFP Sellers all of the issued and outstanding shares in the capital stock of IFP, and as consideration therefor, the Company issued and sold to the IFP Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate number of 148,183 (as adjusted for reverse stock split) shares of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

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

The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805, Business Combinations (“ASC 805”).

The Company entered into various loan agreements in the aggregate amount of $1,425,307 (£1,254,270), including accrued interest, pursuant to which IFP is the borrower and the Company became a guarantor of IFP’s obligations thereunder (the “IFP Loan Agreements” and, together with the Company-IFP Loan Agreement, the “Loan Agreements”). Under the Loan Agreements, the loans thereunder remained outstanding following the IFP Closing and (x) the loans and certain accrued interest will convert into shares of IFP, which shares of IFP will be immediately transferred to the Company in exchange for shares of Series C Preferred Stock that are convertible into common stock (as set forth in the Share Exchange Agreement) following approval of the Company Stockholder Approval Matters (defined below) or (y) the loans and certain accrued interest will become repayable on the second anniversary of the date of the IFP Closing. The loans bear interest at 17% per annum on a compounded basis, increasing to 22% per annum on a compounded basis with effect from the date that falls 12 months following the date of the IFP Closing, if the Company Stockholder Approval Matters have not been approved by the Company’s stockholders by such date. The “Company Stockholder Approval Matters” means the approval by the Company’s stockholders of (i) the conversion of the Series C Preferred Stock into common stock and (ii) any amendments to, or adoption of, any option or warrant plans to give effect to the transactions contemplated under the Share Exchange Agreement.

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

The Series C Preferred Stock does not have any voting rights (other than as required by law) and does not carry dividends or a liquidation preference. Each share of Series C Preferred Stock was initially convertible into 3 shares of common stock, subject to adjustment as noted above. Following the effectiveness of the 1-for-20 Reverse Stock Split effective on February 9, 2023, each share of Series C Preferred Stock is convertible into 0.15 shares of common stock. The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805. See Note 14 for further information and disclosures relating to the conversion of the Series C Preferred Stock.

The Company incurred $806,397 of equity issuance costs in relation to issuing common and Series C Preferred Stock to acquire IFP. These costs were recognized as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

On May 8, 2023, at a special meeting of the Company’s stockholders (the “Special Meeting”), the last of the remaining Company Stockholder Approval Matters were approved when the Company’s stockholders approved the full conversion of all Series C Preferred Stock and an increase in the number of shares authorized for issuance under the 2019 Long Term Incentive Plan (“2019 Plan” or the “Plan”). Subsequently, effective as of May 10, 2023, all 3,512,277 shares of outstanding Series C Preferred Stock (which included the 1,149,273 Lender Preferred Shares, but not the 500,000 Closing Holdback Shares (which are not deemed outstanding)) were converted into an aggregate of 526,818 shares of common stock.

The 500,000 Closing Holdback Shares (consisting of Series C Preferred Stock) are being held back from issuance to the IFP Sellers for one year after the IFP Closing in order to secure potential indemnification claims by the Company against the IFP Sellers. These Closing Holdback Shares, which are not deemed outstanding, are currently convertible into approximately 75,000 shares of common stock (subject to rounding for fractional shares).

The allocation of the purchase price of IFP to the assets acquired and liabilities assumed, based on their relative fair values, is as follows:

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

Acquired intangible assets of $5,463,000 include technology of $5,119,000 (which is estimated to have a useful life of 7 years), customer relationships of $252,000 (which are estimated to have a useful life of 3 years), and trade names and trademarks of $92,000 (which are estimated to have an indefinite useful life). The value assigned to technology was determined using the multi-period excess earnings methodology under the income approach, the customer relationships was valued using the distributor method under the income approach, and the trade name and trademarks was valued using the relief from royalty method.

The acquisition produced $3,803,293 of goodwill, which has been assigned to the IFPG reporting unit. The goodwill is attributable to a combination of IFP’s assembled workforce and other product and operating synergies. Goodwill arising from the IFP Acquisition is not deductible for tax purposes. During the year ended June 30, 2023, the full amount of goodwill was impaired. Refer to Note 3, summary of significant accounting policies, and Note 10, goodwill and other intangible assets for further information.

Transaction costs, except for the equity issuance costs discussed above, were not material and are included in Selling, general and administrative expenses on the Company’s consolidated statement of operations.

Intangible assets acquired from IFP were remeasured at June 30, 2023 using the applicable spot rate.

From the closing date of the IFP Acquisition through June 30, 2023, the Company recognized approximately $1,256,872 in revenue and $5,131,628 in net loss relating to IFP, which included goodwill impairment of $4,158,670, amortization of $805,764 for acquired intangible assets and fair value gain on revaluation of convertible notes for $1,537,565. In addition, the Series C Preferred Stock holdback which has been treated as deferred consideration, was revalued as of June 30, 2023, and resulted in a revaluation gain of $616,800.

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operations for the year ended June 30, 2023 and 2022, respectively, have been prepared as if the acquisition of IFP had occurred on July 1, 2021, and includes adjustments for amortization related to the valuation of acquired intangibles:

	Year Ended June 30, 2023		Year Ended June 30, 2022
	Reported	Pro forma	As Reported	Pro Forma
Revenue	$1,256,872	$1,604,358	$—	$1,564,224
Net loss	(10,664,555)	(11,906,109)	(8,333,976)	(12,248,340)
Net loss attributable to Intelligent Bio Solutions Inc.	(10,631,720)	(11,873,274)	(8,306,051)	(12,220,415)
Net loss per share, basic and diluted	(10.58)	(11.82)	(11.33)	(13.51)

NOTE 6. INVENTORIES

Inventories consist of the following:

	June 30, 2023	June 30, 2022
Raw material and work-in-progress	$419,889	$—
Finished goods	757,518	—
Less: provision for inventory obsolescence	(197,500)	—
Inventory, net	$979,907	$—

NOTE 7. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2023	June 30, 2022
Intelligent Fingerprinting Limited note receivable	$—	$500,445
Prepayments	359,953	116,525
Goods and services tax receivable	20,418	57,746
Deposits	118,193	46,602
Deferred charges	34,100	-
Other receivables	20,127	25,443
Total	$552,791	$746,761

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2023	June 30, 2022
Production equipment	$30,348	$—
Leasehold improvements	20,069	—
Other equipment	27,411	—
Construction in progress (CIP)	646,116	391,408
Gross property and equipment	723,944	391,408
Less: accumulated depreciation and amortization	(33,769)	—
Property and equipment, net	$690,175	$391,408

The Company recorded an expense of $33,769 in relation to the depreciation of property and equipment for the year ended June 30, 2023. There was no depreciation of property and equipment during the year ended June 30, 2022.

During the years ended June 30, 2023 and 2022, the Company incurred a cost of $509,416 and $782,816, respectively, towards the construction of a building at the University of Newcastle. The Australian government reimbursed the Company for 50% of the incurred costs. Therefore, the Company has recorded the CIP as net of reimbursement received as of June 30, 2023 and 2022.

The following table summarizes the amount of CIP recorded in property and equipment, net on the consolidated balance sheets:

	June 30, 2023	June 30, 2022
Investments in construction in progress	$1,292,232	$782,816
Less: 50% contributed under government grant	(646,116)	(391,408)
Gross property and equipment	$646,116	$391,408

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2023	June 30, 2022
Accounts and other payables	$1,196,222	$715,902
Accruals	777,086	909,187
Deferred consideration*	208,500	—
Other	428,220	—
Total	$2,610,028	$1,625,089

*	Deferred consideration relates to the fair value of $208,500 in relation to 500,000 Series C Preferred Stock that are being held back from the IFP Sellers for one year after the IFP Acquisition date to secure potential indemnification claims by the Company against the IFP Sellers. See Note 5 for further details of the IFP Acquisition.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the year ended June 30, 2023, the Company’s market capitalization significantly declined and recurring cash burn of the reporting unit and continuous cash support from the parent entity led management to reassess whether an impairment had occurred considering these qualitative factors. Management’s evaluation indicated that the goodwill related to its IFPG reporting unit was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and comparing that amount to it’s carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value and discount rate. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. The fair value of the reporting unit was determined to be less than its carrying value. The Company recognized an impairment charge of $4.2 million in the IFPG segment, which is related to the goodwill associated with the IFP Acquisition.

The changes in the carrying amount of goodwill were as follows:

Balance at June 30, 2022	$—
Acquisition of IFP	3,803,293
Effect of foreign currency	355,377
Impairment	(4,158,670)
Balance at June 30, 2023	$—

The Company did not have any goodwill during the year ended June 30, 2022. Goodwill resulting from the acquisition of IFP was allocated to the IFPG operating and reportable segment.

Other intangible assets

Other intangible assets consist of the following as of June 30, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$603,422	$780,500	$4,941,922
Customer relationships	3 years	252,000	29,127	70,282	210,845
Trade names and trademarks	Indefinite	92,000	10,634	—	102,634
Total intangible assets		$5,463,000	$643,183	$850,782	$5,255,401

The Company did not have any other intangible assets during the year ended June 30, 2022. Intangibles assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

During the quarter ended June 30, 2023, the Company performed an analysis on the useful life of its technology asset which resulted in increasing the useful life from 5 years to 7 years. The consideration evaluated considered the lives of the underlying technology asset which is primarily patents with expirations ranging from 2026 to 2041 and industry benchmarking using the North American Industry Classification System (NAICS). Thus, the carrying value of the technology asset as at the end of March 31, 2023, was amortized using the new useful life prospectively.

Expense related to the amortization of other intangible assets for the year ended June 30, 2023, was $850,782. There was no amortization of other intangible assets during the year ended June 30, 2022. Refer to Note 3, summary of significant accounting policies for further information.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2024	$884,416
2025	884,416
2026	814,135
2027	790,708
2028	790,708
Thereafter	988,384
Total	$5,152,767

There were no impairment charges related to other intangible assets incurred in the periods presented.

NOTE 11. NOTE PAYABLE

As a result of the acquisition of IFP, the Company assumed a note payable due to a distributor of IFP. The unpaid principal balance of the loan will accrue interest at a rate of 0.97% per annum. The balance is offset by:

●	Payments of 10% of the Company’s monthly worldwide gross revenue received in the preceding month;
●	50% of sales by the company to the distributor.

The classification of the notes payable is based on sales forecast prepared by the management.

NOTE 12. LEASES

In relation to the IFP Acquisition, the Company assumed a non-cancelable operating lease agreement. The Company entered into another non-cancelable operating lease that commenced in May 2023. The leases have original lease periods expiring from August 2025 to April 2026. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company did not have any lease during the year ended June 30, 2022.

The components of operating lease expense are as follows:

Year Ended June 30, 2023
Amortization of operating lease right-of-use assets	$152,251
Interest on operating lease liabilities	68,357
Total operating lease costs	$220,608

As of June 30, 2023, the weighted average remaining lease-term and discount rate on the Company’s leases were 2.3 years and 13.2%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of June 30, 2023, is as follows:

2024	$295,369
2025	308,749
2026	83,534
Total lease payments	687,652
Less: imputed interest	(108,040)
Present value of lease liabilities	$579,612

NOTE 13. SHAREHOLDERS’ EQUITY

As of June 30, 2023 there were March Warrants (defined below) to purchase 3,270 shares of common stock; Series A Warrants to purchase 70,068 shares of common stock; Series B Warrants to purchase 2,620 shares of common stock; IPO underwriter warrants to purchase 3,177 shares of common stock; pre-IPO warrants to purchase 136,834 shares of common stock; LSBD warrants to purchase 150,000 shares of common stock; Series D Warrants (defined below) to purchase 26,478 shares of common stock; Winx Warrants (defined below) to purchase 1,324 shares of common stock; and Representative’s Warrants (defined below) to purchase 32,750 shares of common stock, outstanding and held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock (subject to adjustment upon the occurrence of specified events).

On May 8, 2023, the Company’s stockholders approved the full conversion of all Series C Preferred Stock and an increase in the number of shares authorized for issuance under the 2019 Plan. Subsequently, effective as of May 10, 2023, all 3,512,277 shares of outstanding Series C Preferred Stock (which included the 1,149,273 Lender Preferred Shares, but not the 500,000 Closing Holdback Shares (which are not deemed outstanding)) were converted into an aggregate of 526,818 shares of common stock.

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

NOTE 14. FAIR VALUE MEASUREMENTS

Convertible notes

As detailed in Note 5, the Company assumed convertible notes as a result of the IFP Acquisition and elected to account for the convertible notes under the FVO. The Company estimated the fair value of the convertible notes based on the fair value of the maximum shares issuable upon conversion (1,149,273 shares of Series C convertible preferred stock) less one year of estimated interest to be incurred until October 4, 2023, since the number of shares to be issued factors in the interest charges for one year. The convertible notes subsequently converted in May 2023 (see Note 13) and therefore remeasured at fair value a final time upon conversion. Accordingly, the fair value movement related to the decrease in the share price from the time of acquisition to conversion date.

Increases or decreases in the fair value of the Company’s convertible notes carried at fair value are recognized as part of Other Income (expenses) in the Condensed Consolidated Statements of Operations. The interest incurred from the date of acquisition until the conversion in May 2023, are included as part of Interest expense in the condensed Consolidated Statements of Operations. None of the changes in the value of the convertible notes was attributable to instrument specific credit risk.

The following table provides a reconciliation of the beginning and ending balance of the convertible note liabilities measured at fair value on a recurring basis during the period:

Convertible notes carried at fair value (Level 3)
Balance at June 30, 2022	$—
Fair value of convertible notes at acquisition (Note 5)	1,683,764
Fair value gain on revaluation of convertible notes	(1,537,565)
Effect of foreign currency	220,954
Conversion into Series C Preferred Stock	(367,153)
Balance at June 30, 2023	$—

The Company has held back 500,000 Series C Preferred Stock, from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers. Therefore, the final number of shares to be issued after the one-year measurement period is contingent on any potential claims and can be variable. Each share of Series C Preferred Stock is convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders of the conversion of Series C Preferred Stock. These shares are reserved, not issued, or held in Escrow account. As at June 30, 2023, the Company accounted for the fair value movement related to the decrease in the share price from the time of acquisition to reporting date. See Note 13 for further information and disclosures relating to the conversion of the Series C Preferred Stock.

The following table provides a reconciliation of the beginning and ending balance of the holdback Preferred Stock measured at fair value on a recurring basis during the period:

Preferred stock carried at fair value (Level 2)
Balance at June 30, 2022	$—
Fair value of holdback Series C Preferred Stock at acquisition (Note 5)	825,300
Fair value gain on revaluation of holdback Series C Preferred Stock	(616,800)
Balance at June 30, 2023	$208,500

The Company did not have assets or liabilities carried at fair value using Level 1 inputs during years ended June 30, 2023 and 2022.

NOTE 15. RELATED-PARTY TRANSACTIONS

LSBD

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms. The following transactions occurred with LSBD during the years ended June 30, 2023 and 2022.

The Company incurred a total cost of $nil during the year ended June 30, 2023 (year ended June 30, 2022: $145,733), towards overhead cost reimbursement which includes salaries, rents and other related overheads directly attributable to the Company which are included in general and administration expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

During the year ended June 30, 2022, the Company contributed a total of $2,600,000 towards budgeted development and commercialization costs to be incurred by BiosensX (North America) Inc. relating to the development and preparation for submission of the Saliva Glucose Biosensor connected with regulatory approval for the U.S. market by the U.S. Food & Drug Administration.

As of June 30, 2023, $8,714 (June 30, 2022: $9,054) remains payable to LSBD in relation to overhead reimbursements detailed above.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

During September 2022, the Company entered into a purchase agreement of $528,431 with Grafisk Maskinfabrik A/S for a printing machine for the construction of a factory at the University of Newcastle. The Company made an advance payment of $105,656. As per the terms of the contract, the Company owes $422,625 towards the progress payments which remain payable as of June 30, 2023.

During November 2022, the Company signed a deed of variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor. The Company agreed to pay the University of Newcastle $847,021, of which $847,021 remains payable as of June 30, 2023.

The Company has no material purchase commitments. For commitments under non-cancellable leases, refer to Note 12.

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

NOTE 17. INCOME TAX

The Company computes income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. The Company provides a valuation allowance for deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2023 and 2022, and we have recorded a valuation allowance of $9,530,704 and $6,064,025, respectively, against deferred tax assets in excess of deferred tax liabilities.

The components of net deferred taxes are as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets (liabilities):
Net operating loss - U.S.	$3,914,445	$4,321,600
Net operating loss - Foreign	5,347,487	1,682,879
Employee benefits	153,199	59,546
Inventory adjustments	38,034	—
Foreign exchange	77,539	—
Total deferred tax assets, net	9,530,704	6,064,025
Less: valuation allowance	(9,530,704)	(6,064,025)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 21%. The provision for income taxes consisted of the following:

Year Ended June 30,
	2023	2022
Current	$—	$—
Deferred	—	—
Total	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Year Ended June 30,
	2023	2022
U.S. federal statutory rate applies to pretax income (loss)	$(2,310,635)	$(1,770,915)
Different tax rate of subsidiary	(18,715)	(106,634)
Permanent differences	680,221	117,039
Tax benefit on carry forward losses of acquired business	(3,289,886)	—
Cumulative adjustment to deferred taxes	1,681,562	1,643,216
Change in state tax rates and other	(209,226)	—
Change in valuation allowance	(3,466,679)	(117,294)
Total	$—	$—

As of June 30, 2023, and 2022, the Company had federal and foreign income tax net operating loss carryforwards of approximately $44,492,527 and $27,310,563, respectively, which expire at various dates ranging from 2038 through unlimited expiration.

NOTE 18. LOSS PER SHARE

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

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended June 30,
	2023	2022
Warrants - Common stock (March 23 public raise)	3,270	-
Warrants - Series A	70,068	70,068
Warrants - Series B	2,620	2,620
Private placement warrants (Dec 2022)	26,478	-
Warrants issued to Winx Capital Pty Ltd	1,324	-
Warrants issued to underwriters (IPO)	3,177	3,177
Warrants issued to underwriters (March 23 public raise)	32,750	-
Pre IPO warrants	136,834	136,834
Warrants issued to LSBD	150,000	150,000

NOTE 19. SUBSEQUENT EVENTS

External Administrator of LSBD (the Licensor of our SGT and COV2T products), pursuant to a creditors meeting held on July 21, 2023, sent notice to the creditors on July 24, 2023, stating that LSBD has appointed a liquidator on July 21, 2023. Our understanding is that the ownership of the intellectual property rights licensed by us reverts to the University of Newcastle. Accordingly, the Company plans to discuss the future licensing of the SGT products with the University of Newcastle. As of the date of this report, our understanding is the Intellectual property rights have not reverted back to University of Newcastle.

