Form 10-Q
period 2023-09-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2023-11-08
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were 8,734,381 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023 (Unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$186,401	$1,537,244
Accounts receivable, net	567,510	293,861
Inventories, net	965,091	979,907
Research and development tax incentive receivable	559,588	498,758
Other current assets	413,305	552,791
Total current assets	2,691,895	3,862,561
Property and equipment, net	664,922	690,175
Operating lease right-of-use assets	471,532	546,475
Intangible assets, net	4,872,141	5,255,401
TOTAL ASSETS	$8,700,490	$10,354,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,628,797	$2,610,028
Current portion of operating lease liabilities	227,414	223,447
Current portion of deferred grant income	2,240,929	2,338,057
Current employee benefit liabilities	406,964	358,942
Current portion of notes payable	341,834	353,211
Total current liabilities	6,845,938	5,883,685
Employee benefit liabilities, less current portion	27,732	24,902
Operating lease liabilities, less current portion	284,028	356,165
Notes payable, less current portion	306,234	402,862
Total liabilities	7,463,932	6,667,614
Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,330,399 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	23,304	23,304
Treasury stock, at cost, 1,386 shares as of September 30, 2023 and June 30, 2023, respectively	(14)	(14)
Additional paid-in capital	46,158,763	46,158,763
Accumulated deficit	(44,232,777)	(41,807,573)
Accumulated other comprehensive loss	(593,512)	(575,496)
Total consolidated Intelligent Bio Solutions Inc. equity	1,355,764	3,798,984
Non-controlling interest	(119,206)	(111,986)
Total shareholders’ equity	1,236,558	3,686,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,700,490	$10,354,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss*

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenue	$796,094	$-
Cost of revenue (exclusive of amortization shown separately below)	(563,763)	-
Gross profit	232,331	-

Other income:
Government support income	109,871	311,320

Operating expenses:
Selling, general and administrative expenses	(2,457,060)	(1,450,418)
Development and regulatory approval expenses	(103,947)	(79,274)
Depreciation and amortization	(307,560)	-
Total operating expenses	(2,868,567)	(1,529,692)
Loss from operations	(2,526,365)	(1,218,372)

Other income (expense):
Interest expense	(37,448)	(1,065)
Realized foreign exchange loss	-	(2,247)
Fair value gain on revaluation of financial instrument	131,250	-
Interest income	139	7,606
Total other income	93,941	4,294
Net loss	(2,432,424)	(1,214,078)
Net loss attributable to non-controlling interest	(7,220)	(5,785)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,425,204)	$(1,208,293)

Other comprehensive loss, net of tax:
Foreign currency translation loss	$(18,016)	$(135,559)
Total other comprehensive loss	(18,016)	(135,559)
Comprehensive loss	(2,450,440)	(1,349,637)
Comprehensive loss attributable to non-controlling interest	(7,220)	(5,785)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,443,220)	$(1,343,852)

Net loss per share, basic and diluted*	$(1.04)	$(1.62)
Weighted average shares outstanding, basic and diluted*	2,330,399	744,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common Stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity*

(Unaudited)

	Common stock		Treasury stock		Additional		Other	Non-	Total
	Shares	Amount	Shares	Amount	paid in capital	Accumulated deficit	comprehensive loss	controlling interest	shareholders’ equity
Balance, June 30, 2023	2,330,399	$23,304	(1,386)	$(14)	$46,158,763	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998
Foreign currency translation loss	-	-	-	-	-	-	(18,016)	-	(18,016)
Net loss	-	-	-	-	-	(2,425,204)	-	(7,220)	(2,432,424)
Balance, September 30, 2023	2,330,399	$23,304	(1,386)	$(14)	$46,158,763	$(44,232,777)	$(593,512)	$(119,206)	$1,236,558

Balance, June 30, 2022	744,495	$7,445	-	$-	$38,581,465	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Foreign currency translation loss	-	-	-	-	-	-	(135,559)	-	(135,559)
Net loss	-	-	-	-	-	(1,208,293)	-	(5,785)	(1,214,078)
Balance, September 30, 2022	744,495	$7,445	-	$-	$38,581,465	$(32,384,146)	$(923,694)	$(84,936)	$5,196,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common Stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,432,424)	$(1,214,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,598	-
Amortization of right-of-use assets	59,962	-
Non-cash loss on foreign currency translation, net	-	2,247
Provision for inventory obsolescence	67,851	-
Non-cash refund of R&D expenditure claims	(33,523)	(60,413)
Fair value gain on revaluation of holdback Series C preferred stock	(131,250)	-
Non-cash other operating activities	104,485	25,035
Changes in operating assets and liabilities:
Accounts receivable	(273,649)	-
Inventories	(53,035)	-
Grant receivable / deferred grant income	(97,128)	(177,476)
Research and development tax incentive receivable	(60,830)	(218,812)
Other current assets	139,486	(207,104)
Accounts and other payables	1,215,964	(13,299)
Operating lease liabilities	(68,170)	-
Other long-term liabilities	2,830	(29,835)
Net cash used in operating activities	(1,311,833)	(1,893,735)
Cash flows from investing activities:
Amount invested on construction in progress	-	(474,891)
Net cash used in investing activities	-	(474,891)

Effect of foreign exchange rates on cash and cash equivalents	(39,010)	(127,049)

Decrease in cash and cash equivalents	(1,350,843)	(2,495,675)
Cash and cash equivalents, beginning of period	1,537,244	8,238,301
Cash and cash equivalents, end of period	$186,401	$5,742,626

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

We are a medical technology company focused on developing and delivering intelligent, rapid, non-invasive testing and screening solutions. We operate globally with the objective of providing innovative and accessible solutions that improve the quality of life.

Reverse Stock Split

On February 9, 2023, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its amended and restated certificate of incorporation to effect, as of February 9, 2023, a 1-for-20 reverse split of the Company’s common stock (the “Reverse Stock Split”).

NOTE 2. LIQUIDITY AND GOING CONCERN

The Company incurred net losses of $2,425,204 (after losses attributable to non-controlling interest) for the three months ended September 30, 2023 (net loss of $1,208,293 for the three months ended September 30, 2022). As of September 30, 2023, the Company has shareholders’ equity of $1,236,558, a working capital deficit of $4,154,043, and an accumulated deficit of $44,232,777.

The Company anticipates operating losses for the foreseeable future. The Company does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seek regulatory approvals to market such products.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of the unaudited condensed consolidated financial statements. The Company expects that its cash and cash equivalents as of September 30, 2023, of $186,401, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully raise additional capital.

On October 4, 2023, subsequent to the quarter ended September 30, 2023, the Company raised approximately $4.378 million prior to deducting underwriting discounts and commissions and offering expenses via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.35 million. Refer to Note 15 for details.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2023 (the “2023 Form 10-K”).

The unaudited condensed consolidated financial statements and notes thereto give retrospective effect to the Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants and per share amounts contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Equity offering costs

The Company complies with the requirements of Accounting Standards Codification (“ASC 340”), Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to shareholders’ equity upon the completion of an offering.

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

Revenues are used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues are attributable to the IFPG segment during the quarter ended September 30, 2023. There were no revenues during the three months ended September 30, 2022.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended September 30,
	2023	2022
Sales of goods - cartridges	$380,059	$—
Sales of goods - readers	238,802	—
Other sales	177,233	—
Total revenue	$796,094	$—

Other income

The other income is mainly comprised of grant income and research and development (“R&D”) tax refund.

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

Accounting for the grant does not fall under ASC 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the Australian Government grant to the Company. Furthermore, disclosures made below are in accordance with the disclosure requirements of Accounting Standards Update (“ASU”) 2021-10 (see recently issued accounting pronouncements below for more information).

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income that is recognized in the statement of operation on a systematic basis over the useful life of the asset or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. The Company has elected to record the grants received initially as deferred income and deducting the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability. A total of $629,354 and $646,116 was recognized as a reduction to the CIP asset on the consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met, and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met, and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to the coronavirus pandemic in the preceding year. The Company has only completed 4 of the 8 milestones in the grant agreement. As of September 30, 2023, there was uncertainty regarding the potential extension of the grant agreement past its original end of March 28, 2024. Therefore, management concluded that there was no reasonable assurance that the remaining grant receivable will be received.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition in earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $33,523 and $60,413 deferred grant income was recognized within other income during the three months ended September 30, 2023 and 2022, respectively.

b) R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized as the Company believes that it is probable that the amount will be recovered in full through a future claim. A total of $76,348 and $250,907 of R&D tax refund income is recognized in other income during the three months ended September 30, 2023, and 2022, respectively.

Development and regulatory approval expenses

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the spot rate on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of INBS is the United States dollar. Foreign currency movements resulted in a loss of $18,016 and $135,559 for the three months ended September 30, 2023 and 2022, respectively.

Income taxes

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not that the positions will be sustained upon examination by taxing authorities. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of September 30, 2023, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the unaudited condensed consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

Cash and Cash equivalent

The Company considers all highly liquid investments with a maturity of 90 days or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of September 30, 2023 and June 30, 2023, there were no cash equivalents. The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over these insured limits as of September 30, 2023, and June 30, 2023, was $0 and $1,114,687, respectively. No losses have been incurred to date on any deposits.

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

Property, Plant and Equipment (PPE) & Construction in Progress (CIP)

In accordance with the ASC 360, Property, Plant, and Equipment, the Company’s PPE is stated at cost net of accumulated depreciation and impairment losses, if any. Costs incurred to acquire, construct, or install PPE, before the assets are ready for use, are capitalized in CIP at historical cost. The carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP. CIP is not depreciated until such time when the asset is substantially completed and ready for its intended use. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

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

During the fiscal year ended June 30, 2023, the Company’s market capitalization significantly declined and recurring cash burn of the reporting unit and continuous cash support from the parent entity led management to reassess whether an impairment had occurred considering these qualitative factors. Management’s evaluation indicated that the goodwill related to its IFPG reporting unit was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and comparing that amount to it’s carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value and discount rate. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. The fair value of the reporting unit was determined to be less than its carrying value. During the fiscal year ended June 30, 2023, the Company recognized an impairment charge of $4.2 million in the IFPG segment, which is related to the goodwill associated with the IFP Acquisition. Following the impairment charge the goodwill balance was zero.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

The company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company’s financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There were no new material accounting standards issued in 2024 that impacted the Company.

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

NOTE 4. SEGMENT INFORMATION

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

The IFPG segment accounted for 100% of the Company’s revenue during the three months ended September 30, 2023. No revenue was recognized during the three months ended September 30, 2022.

The following table sets forth the Company’s revenue and other income by operating and reportable segment, disaggregated into geographic locations based on sales billed from the respective county, for the three months ended September 30, 2023. No revenue was recognized during the three months ended September 30, 2022.

A)	Revenue:

	Three Months Ended September 30, 2023
	IFPG	SGBP	Total
United Kingdom	$755,150	$—	$755,150
Australia	8,082	—	8,082
Other	32,862	—	32,862
Total Revenue	$796,094	$—	$796,094

B)	Other

	Three Months Ended September 30, 2023
	IFPG	SGBP	Total
Australia	$—	$64,550	$64,550
United Kingdom	45,321	—	45,321
Total Government Support Income	$45,321	$64,550	$109,871

	Three Months Ended September 30, 2022
	IFPG	SGBP	Total
Australia	$—	$311,320	$311,320
United Kingdom	—	—	—
Total Government Support Income	$—	$311,320	$311,320

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

Property and equipment, net and operating lease right-of-use assets, by geographic location, are summarized as follows:

	September 30, 2023	June 30, 2023 (Audited)
Australia	$731,579	$761,220
United Kingdom	404,875	475,430
Total	$1,136,454	$1,236,650

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

The Series C Preferred Stock does not have any voting rights (other than as required by law) and does not carry dividends or a liquidation preference. Each share of Series C Preferred Stock was initially convertible into 3 shares of common stock, subject to adjustment as noted above. Following the effectiveness of the 1-for-20 Reverse Stock Split effective on February 9, 2023, each share of Series C Preferred Stock is convertible into 0.15 shares of common stock. The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805. See Note 11 for further information and disclosures relating to the conversion of the Series C Preferred Stock.

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

The final allocation of the purchase price of IFP to the assets acquired and liabilities assumed, based on their relative fair values, is as follows:

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

The acquisition produced $3,803,293 of goodwill, which has been assigned to the IFPG reporting unit. The goodwill is attributable to a combination of IFP’s assembled workforce and other product and operating synergies. Goodwill arising from the IFP Acquisition is not deductible for tax purposes. During the fiscal year ended June 30, 2023, the full amount of goodwill was impaired. Refer to Note 3, summary of significant accounting policies, and Note 7, intangible assets for further information.

Transaction costs, except for the equity issuance costs discussed above, were not material and are included in selling, general and administrative expenses on the Company’s condensed consolidated statement of operations.

Intangible assets acquired from IFP were remeasured at September 30, 2023 and June 30, 2023 using the applicable spot rate.

Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the three months ended September 30, 2023 are not required because the results of the acquired business are included in the Company’s results. The following unaudited pro-forma consolidated results of operations for the three months ended September 30, 2022, has been prepared as if the acquisition of IFP had occurred on July 1, 2022 and includes adjustments for amortization related to the valuation of acquired intangibles:

	Three Months Ended September 30, 2022
	As Reported	Pro Forma
Revenue	$—	$347,486
Net loss	(1,214,078)	(2,455,633)
Net loss attributable to Intelligent Bio Solutions Inc.	(1,208,293)	(2,449,848)
Net loss per share, basic and diluted	(1.62)	(2.74)

NOTE 6. INVENTORIES

Inventories consist of the following:

	September 30, 2023	June 30, 2023 (Audited)
Raw material and work-in-progress	$—	$419,889
Finished goods	1,221,689	757,518
Less: provision for inventory obsolescence	(256,598)	(197,500)
Inventory, net	$965,091	$979,907

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of September 30, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$407,724	$935,292	$4,591,432
Customer relationships	3 years	252,000	20,072	90,691	181,381
Trade names and trademarks	Indefinite	92,000	7,328	—	99,328
Total intangible assets		$5,463,000	$435,124	$1,025,983	$4,872,141

Intangible assets, net consist of the following as of June 30, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$603,422	$780,500	$4,941,922
Customer relationships	3 years	252,000	29,127	70,282	210,845
Trade names and trademarks	Indefinite	92,000	10,634	—	102,634
Total intangible assets		$5,463,000	$643,183	$850,782	$5,255,401

Intangibles assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

Expense related to the amortization of intangible assets for the three months ended September 30, 2023, was $175,201. There was no amortization of intangible assets during the three months ended September 30, 2022. Refer to Note 3, summary of significant accounting policies for further information.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2024	$641,947
2025	855,929
2026	787,911
2027	765,239
2028	765,239
Thereafter	956,548
Total	$4,772,813

There were no impairment charges related to intangible assets incurred in the periods presented.

NOTE 8. NOTE PAYABLE

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

NOTE 9. LEASES

In relation to the IFP Acquisition, the Company assumed a non-cancelable operating lease agreement. The Company entered into another non-cancelable operating lease that commenced in May 2023. The leases have original lease periods expiring from August 2025 to April 2026. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company did not have any lease during the three months ended September 30, 2022.

The components of lease expense are as follows:

	Three Months Ended September 30,
	2023	2022
Amortization of operating lease right-of-use assets	$59,962	$—
Interest on operating lease liabilities	21,171	—
Total lease costs	$81,133	$—

As of September 30, 2023, the weighted average remaining lease-term and discount rate on the Company’s leases were 2.1 years and 13.2%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of September 30, 2023, is as follows:

Remainder of 2024	$215,434
2025	299,090
2026	81,091
Total lease payments	595,615
Less: present value discount	(84,173)
Lease liabilities	$511,442

NOTE 10. SHAREHOLDERS’ EQUITY

As of September 30, 2023, there were warrants outstanding to purchase 426,521 shares of common stock, held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

NOTE 11. FAIR VALUE MEASUREMENTS

The Company has held back 500,000 Series C Preferred Stock, from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers. Therefore, the final number of shares to be issued after the one-year measurement period is contingent on any potential claims and can be variable. Each share of Series C Preferred Stock is convertible into 0.15 shares of Common Stock (subject to adjustment upon the occurrence of specified events), contingent upon approval by the Company’s stockholders of the conversion of Series C Preferred Stock. These shares are reserved, not issued, or held in Escrow account. See Note 5 for further information and disclosures relating to the conversion of the Series C Preferred Stock.

The following table provides a reconciliation of the beginning and ending balance of the holdback Preferred Stock measured at fair value on a recurring basis during the period:

Preferred stock carried at fair value (Level 2)
Balance at June 30, 2023	$208,500
Fair value gain on revaluation of holdback Series C Preferred Stock	(131,250)
Balance at September 30, 2023	$77,250

The Company did not have assets or liabilities carried at fair value using Level 1 inputs during the three months ended September 30, 2023 and 2022.

NOTE 12. RELATED PARTY TRANSACTIONS

LSBD

Sales to and purchases from related parties are made in arm’s length transactions both at normal market prices and on normal commercial terms.

As of September 30, 2023 and June 30, 2023, $0 and $8,714, respectively, remains payable to LSBD in relation to overhead reimbursements.

NOTE 13. COMMITMENTS AND CONTINGENCIES

During November 2022, the Company signed a deed of variation with the University of Newcastle for the research and development of the Saliva Glucose Biosensor. The Company agreed to pay the University of Newcastle $847,021, of which $847,021 remains payable as of September 30, 2023.

The Company has no material purchase commitments. For commitments under non-cancellable leases, refer to Note 9.

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

NOTE 14. LOSS PER SHARE

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

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2023	2022
Warrants - Common stock (March 23 public raise)	3,270	-
Warrants - Series A	70,068	70,068
Warrants - Series B	2,620	2,620
Private placement warrants (Dec 2022)	26,478	-
Warrants issued to Winx Capital Pty Ltd	1,324	-
Warrants issued to underwriters (IPO)	3,177	3,177
Warrants issued to underwriters (March 23 public raise)	32,750	-
Pre IPO warrants	136,834	136,834
Warrants issued to licensor - LSBD	150,000	150,000

NOTE 15. SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2023, on October 4, 2023, the Company completed a capital raise consisting a total of 2,232,221 shares of common stock, 5,728,723 shares of the Company’s Series E Convertible Preferred Stock (“Preferred Stock”) that were issued in lieu of Common Stock, 7,960,944 warrants to purchase shares of Common Stock that will expire on the five-and-a-half-year anniversary of the original issuance date (the “Series E Warrants”), and 7,960,944 warrants to purchase shares of Common Stock that will expire on the one-and-a-half-year anniversary of the original issuance date (the “Series F Warrants”, collectively with the Series E Warrants, the “Warrants”). Each Unit consists of one share of Common Stock (or one share of Preferred Stock), one Series E Warrant and one Series F Warrant. The Units were priced at a combined public offering price of $0.55 per Unit for initial gross proceeds of approximately $4.378 million. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.35 million.

Subsequent to the quarter ended September 30, 2023, through to November 7, 2023, a total of 4,571,761 Series E Convertible Preferred Stock were converted to common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2023 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our 2023 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

Intelligent Bio Solutions Inc. (formerly known as GBS Inc.) and its wholly owned Delaware subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Our Australian subsidiary Intelligent Bio Solutions (APAC) Pty Ltd (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (IFP), a company registered in England and Wales (the IFP Acquisition). Our headquarters are in New York, New York.

We are a medical technology company focused on developing and delivering intelligent, rapid, non-invasive testing and screening solutions. We operate globally with the objective of providing innovative and accessible solutions that improve the quality of life.

Our current product portfolio includes:

●	Intelligent Fingerprinting Platform - Our proprietary portable platform analyzes fingerprint sweat using a one-time (recyclable) cartridge and portable handheld reader. Our flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, sweat-based fingerprint diagnostic testing products designed to detect drugs of abuse including opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute, before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with our confirmatory kits can also be sent to a third-party laboratory service provider to perform confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics firms, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – Our “Biosensor Platform” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform, which is designed to detect multiple biological analytes by substituting the Glucose Oxidase (“GOX”) enzyme with a suitable alternative for each analyte, is currently in the development stage. Our flagship product candidate based on the Biosensor Platform technology is the Saliva Glucose Biosensor (“SGB” and, together with a software app that interfaces the SGB with the Company’s digital information system, the Saliva Glucose Test or “SGT”), a Point of Care Test (POCT) expected to complement the invasive finger prick blood glucose monitoring test for diabetic patients. Our products based on the SGT are referred to herein as the “SGT products.”

These platform technologies have the potential to develop a range of POCT’s including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology.

Highlights of Achievements

Our major achievements through the quarter ended September 30, 2023:

●	On September 27, 2023, the Company announced that its Intelligent Fingerprinting Drug Screening business had obtained recertification for the latest ISO 13485: 2016 harmonized quality management system standard for the medical device industry. The recertification is effective October 14, 2023, and will be valid for three years. ISO 13485:2016 is the international standard for medical devices quality management system certification and is a requirement for medical device manufacturers operating across key regions, including the USA, Canada, Europe, Japan, Singapore, Malaysia and Saudi Arabia. Last year the US Food and Drug Administration published a proposed rule to harmonize its medical device quality management system, 21 CFR Part 820, to the ISO 13485 QMS standard.

●	On September 21, 2023, the Company announced the successful debut of its Intelligent Fingerprinting Drug Screening System at Australia’s only workplace health and safety event – the Work Place Health and Safety Show in Sydney.

●	On September 8, 2023, the Company announced the successful completion of a key development milestone in its plans to add ketamine and tramadol to its Intelligent Fingerprinting Drug Screening System. New assays for testing both drugs have passed the Company’s initial design phase and are ready for scale-up and transfer to manufacture in preparation for potential clinical trials. After completing these activities and successful clinical trials, the assays can be added to the panel of substances detected by the Company’s proprietary drug screening system.

●	On August 1, 2023, the Company announced that it had secured 8 new customers across various locations throughout Australia, which collectively employ over 10,000 individuals, within just two months of launching its Intelligent Fingerprinting Drug Screening System in Australia.

●	On July 6, 2023, the Company announced that it has signed a distribution agreement with Chile-based company TSCOM SPA for its Intelligent Fingerprinting Drug Screening System, increasing the product’s availability across South America. The Company further announced that it received its first order under this agreement, from a Chile-based electrical distribution company.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022
Revenue	$796,094	$-
Cost of revenue (exclusive of amortization shown separately below)	(563,763)	-
Gross profit	232,331	-

Other income:
Government support income	109,871	311,320

Operating expenses:
Selling, general and administrative expenses	(2,457,060)	(1,450,418)
Development and regulatory approval expenses	(103,947)	(79,274)
Depreciation and amortization	(307,560)	-
Total operating expenses	(2,868,567)	(1,529,692)
Loss from operations	(2,526,365)	(1,218,372)

Other income (expense):
Interest expense	(37,448)	(1,065)
Realized foreign exchange loss	-	(2,247)
Fair value gain on revaluation of financial instrument	131,250	-
Interest income	139	7,606
Total other income	93,941-	4,294
Net loss	(2,432,424)	(1,214,078)
Net loss attributable to non-controlling interest	(7,220)	(5,785)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,425,204)	$(1,208,293)

Other comprehensive loss, net of tax:
Foreign currency translation loss	$(18,016)	$(135,559)
Total other comprehensive loss	(18,016)	(135,559)
Comprehensive loss	(2,450,440)	(1,349,637)
Comprehensive loss attributable to non-controlling interest	(7,220)	(5,785)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,443,220)	$(1,343,852)

Net loss per share, basic and diluted*	$(1.04)	$(1.62)
Weighted average shares outstanding, basic and diluted*	2,330,399	744,495

*Common Stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 20 reverse stock split effected on February 9, 2023, throughout the consolidated financial statement unless otherwise stated.

Revenue

Sales of goods

Revenue from sales of goods increased from $0 to $796,094 for the quarter ended September 30, 2023, compared to same period in 2022. This is due to acquisition of IFP in October 2022, whose results of operations are consolidated, as well as, the launch of fingerprint drug testing in APAC region via Intelligent Bio Solutions (APAC) Pty Ltd. The acquisition provided the Company with access to a commercially available Fingerprinting drug testing system which is currently being marketed in Europe and the Asia Pacific Region.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended September 30,
	2023	2022
Sales of goods - cartridges	$380,059	$—
Sales of goods - readers	238,802	—
Other sales	177,233	—
Total revenue	$796,094	$—

Cost of revenue

Cost of revenue increased by $563,763 to $563,763 from $0 for the quarter ended September 30, 2023, compared to same period in 2022. Cost of revenue relates to the direct labor, direct material costs and direct overhead costs incurred in the production of the goods.

Gross profit

Gross profit is primarily attributable to the IFPG segment. Gross profit increased from $0 to $232,331 for the quarter ended September 30, 2023, compared to same period in 2022. This is due to the acquisition of IFP in October 2022.

Government support income

Government support income decreased by $201,449 to $109,871 from $311,320 for the quarter ended September 30, 2023, compared to same period in 2022. This decrease was primarily attributable to the timing of amount spent on qualifying research and development expenditure.

The grant support income is primarily attributable to INBS’s subsidiary companies recognizing an R&D tax refund as the Company believes that it is probable that the amount will be recovered in full through a future claim (see Note 3 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information and disclosures relating R&D tax refund).

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,006,642 to $2,457,060 from $1,450,418 for the quarter ended September 30, 2023, compared to the same period in 2022. This is largely due to the acquisition of IFP which added approximately 32 staff to our FTE headcount, and the results of operations of IFP which are consolidated in the current period from the date of acquisition.

As the Company’s operating activities increase, we expect selling, general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee-related costs associated with a higher headcount.

Development and regulatory expenses

Development and regulatory expenses increased by $24,673 to $103,947 from $79,274 for the quarter ended September 30, 2023, compared to the same period in 2022. This increase is primarily driven by the timing of invoicing and research and development activities carried out by University of New Castle.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods.

Depreciation and amortization

Depreciation and amortization increased from $0 to $307,560 for the quarter ended September 30, 2023, compared to same period in 2022. This is due to the acquisition of IFP and primarily related to the amortization of acquired Intangibles and property and equipment acquired in October 2022.

Other income and expenses

Interest expense

Interest expense increased by $36,383 to $37,448 from $1,065 for the quarter ended September 30, 2023, as compared to the same period in 2022. This increase was attributable to the interest expense recorded for leased assets and notes payable.

Realized foreign exchange loss

Realized foreign exchange loss decreased by $2,247 to $0 from a loss of $2,247 for the quarter ended September 30, 2023, compared to the same period in fiscal 2022. This decrease was largely attributable to the favorable exchange rates while settling transactions in currencies other than its functional currencies.

Fair value gain on revaluation of financial instruments

The fair value gain on revaluation of financial instruments increased by $131,250 to $131,250 from $0 for the three months ended September 30, 2023, as compared to the same period in 2022. This increase is due to the revaluation gains on the contingent consideration for holdback shares resulting from the acquisition of IFP.

Income tax (expense) benefit

There was no income tax expense for both the three months ended September 30, 2023, and 2022, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation loss decreased by $117,543 to a loss of $18,016 from a loss of $135,559 for the quarter ended September 30, 2023, compared to the same period in 2023. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Net loss

Net loss attributable to the Company increased by $1,216,911 to $2,425,204 from $1,208,293 for the quarter ended September 30, 2023, compared to the same period in 2022. This increase is primarily driven by combined results of operations after the acquisition of IFP offset by a recognition of fair value gain on revaluation of holdback Series C Preferred Stock during the current quarter of $131,250.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of September 30, 2023, we had $186,401 in cash and cash equivalents and a working capital deficit of $4,154,043.

The Company expects that its cash and cash equivalents as of September 30, 2023, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. There can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all.

On October 4, 2023, subsequent to the quarter ended September 30, 2023, the Company raised approximately $4.378 million prior to deducting underwriting discounts and commissions and offering expenses via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.35 million. Refer to Note 15 for details.

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

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2023.

Recently issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s unaudited condensed consolidated financial statements, see Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Off-balance sheet arrangements

As of September 30, 2023, and June 30, 2023, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) as an emerging growth company we currently have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Remediation Plan

Management is committed to continuing with the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Since our initial public offering (“IPO”), which we completed in December 2020, we made the following enhancements to our control environment:

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

On October 4, 2022, the Company completed the acquisition of IFP. In accordance with the guidance issued by the SEC, recently acquired businesses may be excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting for up to a year from the date of acquisition and from the annual management report on internal control over financial reporting for the year of acquisition. Accordingly, management excluded the IFP Acquisition from the management’s assessment of the effectiveness of the Company’s internal control over financial reporting from October 4, 2022 (the acquisition date), which excluded total assets and total net revenue representing approximately 82.64% and 99% respectively, of the Company’s related consolidated financial statement amounts as of and for quarter ended September 30, 2023.

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

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on August 23, 2023, except for risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products (including the SGT and planned applications of IFP Drug Screening System), we have relied primarily on equity and debt financings and government support income. The Company expects that its cash and cash equivalents as of September 30, 2023, of $186,401, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully raise additional capital. On October 4, 2023, subsequent to the quarter ended September 30, 2023, the Company raised approximately $4.378 million prior to deducting underwriting discounts and commissions and offering expenses via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.35 million.

To obtain the capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing and/or other capital sources. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

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

In connection with the preparation of our financial statements for the fiscal year ended June 30, 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) that the Company had not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, (b) the lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) as an emerging growth company we currently have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

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

The sale of a substantial number of shares of our common stock and other securities convertible into or exercisable for our common stock, such as those securities sold in the October 2023 Offering, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities.

The shares of common stock and Series E Convertible Preferred Stock (which is convertible into common stock) sold in the October 2023 Offering more than doubled the number of shares of our common stock in the public market from approximately 2,330,399 shares to 10,291,343 shares (including 5,728,723 shares Series E Preferred Stock convertible into common stock). If all the warrants sold in the October 2023 Offering are exercised, the number of shares of our common stock in the public markets will increase by an additional 15,921,888 shares, which will result in a total of 26,231,231 shares of our common stock in the public market. In addition, we agreed to issue warrants to the representative of the underwriters in the October 2023 Offering (the October Representative Warrants) to purchase up to 398,047 shares of common stock as a portion of the compensation payable to the representative in connection with the October 2023 Offering. The sales of these securities could depress the market price of our shares of common stock and/or increase the volatility of our trading.

The sale of a substantial number of shares of our common stock and other securities convertible into or exercisable for our common stock, such as those securities sold in the October 2023 Offering, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. In addition to causing the market price of our common stock to decline, such sales could also greatly increase the volatility associated with the trading of our common stock. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our common stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. We cannot predict the number of these shares or warrants that might be sold nor the effect that future sales of our shares of our securities would have on the market price of our shares of common stock.

If we are unable to achieve certain agreed milestones for the government grant we received, we may become liable to refund the grant we received. The Company has only completed 4 of the 8 agreed milestones set forth in the Company’s grant agreement with the Australian Government.

As of September 30, 2023, there is uncertainty regarding the potential extension of the grant agreement past its original end date of March 28, 2024. If we are not given an extension beyond the original end date, or if we are unable to achieve the agreed milestones on time, we may become liable to refund the grant we received.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).
3.2	Certificate of Elimination of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, filed with the Delaware Secretary of State on October 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.1	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.2	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.3	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.4	Warrant Agency Agreement, dated as of October 4, 2023, between Intelligent Bio Solutions Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	November 8, 2023	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

