Form 10-Q
period 2023-12-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2024-02-09
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 7, 2024, there were 2,147,789 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	December 31, 2023 (Unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,119,004	$1,537,244
Accounts receivable, net	262,834	293,861
Inventories, net	942,050	979,907
Research and development tax incentive receivable	289,167	498,758
Other current assets	331,601	552,791
Total current assets	2,944,656	3,862,561
Property and equipment, net	591,307	690,175
Operating lease right-of-use assets	432,728	546,475
Intangible assets, net	4,858,301	5,255,401
TOTAL ASSETS	$8,826,992	$10,354,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,763,007	$2,610,028
Current portion of operating lease liabilities	250,751	223,447
Current portion of deferred grant income	2,431,900	2,338,057
Current employee benefit liabilities	366,893	358,942
Current portion of notes payable	370,535	353,211
Total current liabilities	5,183,086	5,883,685
Employee benefit liabilities, less current portion	29,993	24,902
Operating lease liabilities, less current portion	228,710	356,165
Notes payable, less current portion	230,969	402,862
Total liabilities	5,672,758	6,667,614
Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,476,042 and 194,200 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively*	14,760	1,942
Treasury stock, at cost, 116 shares as of December 31, 2023 and June 30, 2023, respectively*	(1)	(1)
Additional paid-in capital	49,986,220	46,180,112
Accumulated deficit	(46,202,418)	(41,807,573)
Accumulated other comprehensive loss	(518,379)	(575,496)
Total consolidated Intelligent Bio Solutions Inc. equity	3,280,182	3,798,984
Non-controlling interest	(125,948)	(111,986)
Total shareholders’ equity	3,154,234	3,686,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,826,992	$10,354,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss*

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$764,063	$356,679	$1,560,157	$356,679
Cost of revenue (exclusive of amortization shown separately below)	(564,815)	(112,635)	(1,128,578)	(112,635)
Gross profit	199,248	244,044	431,579	244,044

Other income:
Government support income	153,204	269,625	263,075	580,945

Operating expenses:
Selling, general and administrative expenses	(1,705,044)	(2,245,289)	(4,162,104)	(3,695,707)
Development and regulatory approval expenses	(348,452)	(1,191)	(452,399)	(80,465)
Depreciation and amortization	(290,313)	(398,156)	(597,873)	(398,156)
Total operating expenses	(2,343,809)	(2,644,636)	(5,212,376)	(4,174,328)
Loss from operations	(1,991,357)	(2,130,967)	(4,517,722)	(3,349,339)

Other income (expense):
Interest expense	(32,468)	(76,767)	(69,916)	(77,832)
Realized foreign exchange loss	(555)	(13,901)	(555)	(16,148)
Fair value gain on revaluation of financial instrument	44,488	1,793,091	175,738	1,793,091
Interest income	3,509	1,473	3,648	9,079
Total other income	14,974	1,703,896	108,915	1,708,190
Net loss	(1,976,383)	(427,071)	(4,408,807)	(1,641,149)
Net loss attributable to non-controlling interest	(6,742)	(6,471)	(13,962)	(12,256)
Net loss attributable to Intelligent Bio Solutions Inc.	$(1,969,641)	$(420,600)	$(4,394,845)	$(1,628,893)

Other comprehensive income, net of tax:
Foreign currency translation gain	$75,133	$361,597	$57,117	$226,038
Total other comprehensive income	75,133	361,597	57,117	226,038
Comprehensive loss	(1,901,250)	(65,474)	(4,351,690)	(1,415,111)
Comprehensive loss attributable to non-controlling interest	(6,742)	(6,471)	(13,962)	(12,256)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(1,894,508)	$(59,003)	$(4,337,728)	$(1,402,855)

Net loss per share, basic and diluted*	$(2.07)	$(5.56)	$(7.68)	$(23.65)
Weighted average shares outstanding, basic and diluted*	949,660	75,690	571,930	68,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity*

(Unaudited)

	Convertible						Additional		Other	Non-	Total
	preferred stock		Common stock		Treasury stock		paid in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance, June 30, 2023*	-	$-	194,200	$1,942	(116)	$(1)	$46,180,112	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998
Foreign currency translation loss	-	-	-	-	-	-	-	-	(18,016)	-	(18,016)
Net loss	-	-	-	-	-	-	-	(2,425,204)	-	(7,220)	(2,432,424)
Balance, September 30, 2023	-	-	194,200	1,942	(116)	(1)	46,180,112	(44,232,777)	(593,512)	(119,206)	1,236,558
Issuance of common stock, Series E Preferred Stock and warrants, net of issuance costs	5,728,723	57,287	186,018	1,860	-	-	3,727,017	-	-	-	3,786,164
Conversion of convertible preferred shares into common stock	(5,728,723)	(57,287)	477,394	4,774	-	-	52,513	-	-	-	-
Conversion of holdback Series C Preferred Stock into common stock	-	-	6,248	62	-	-	32,700	-	-	-	32,762
Issuance of common stock upon cashless exercise Series F warrants	-	-	612,182	6,122	-	-	(6,122)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	75,133	-	75,133
Net loss	-	-	-	-	-	-	-	(1,969,641)	-	(6,742)	(1,976,383)
Balance, December 31, 2023	-	$-	1,476,042	$14,760	(116)	$(1)	$49,986,220	$(46,202,418)	$(518,379)	$(125,948)	$3,154,234

Balance, June 30, 2022*	-	$-	62,042	$620	-	$-	$38,588,290	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Foreign currency translation loss	-	-	-	-	-	-	-	-	(135,559)	-	(135,559)
Net loss	-	-	-	-	-	-	-	(1,208,293)	-	(5,785)	(1,214,078)
Balance, September 30, 2022	-	-	62,042	620	-	-	38,588,290	(32,384,146)	(923,694)	(84,936)	5,196,134
Issuance of Series C Preferred Stock and common stock for acquisition, net of issuance costs	2,363,003	23,630	12,347	124	-	-	4,700,517	-	-	-	4,724,271
Issuance of Series D Preferred Stock, net of issuance costs	176,462	1,765	-	-	-	-	160,695	-	-	-	162,460
Stock awards issued to employees	-	-	2,084	21	-	-	259,979	-	-	-	260,000
Payment of tax withholding for employee stock awards		-	-	-	(116)	(1)	(14,406)	-	-	-	(14,407)
Foreign currency translation gain	-	-	-	-	-	-	-	-	361,597	-	361,597
Net loss	-	-	-	-	-	-	-	(420,600)	-	(6,471)	(427,071)
Balance, December 31, 2022	2,539,465	$25,395	76,473	$765	(116)	$(1)	$43,695,075	$(32,804,746)	$(562,097)	$(91,407)	$10,262,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,408,807)	$(1,641,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	479,044	349,533
Amortization of right-of-use assets	118,829	48,623
Non-cash loss on foreign currency translation, net	555	16,148
Provision for bad debts	-	22,918
Provision for inventory obsolescence	69,016	188,364
Share-based compensation	-	260,000
Non-cash refund of R&D expenditure claims	(78,281)	(98,552)
Fair value gain on revaluation of financial instruments	(175,738)	(1,793,091)
Non-cash other operating activities	15,529	(17,148)
Changes in operating assets and liabilities:
Accounts receivable	31,027	(301,235)
Inventories	(31,159)	(35,145)
Grant receivable / deferred grant income	93,843	41,428
Research and development tax incentive receivable	209,591	(137,589)
Other current assets	221,190	87,043
Accounts and other payables	(630,570)	(1,237,803)
Operating lease liabilities	(100,151)	-
Other long-term liabilities	5,091	(26,930)
Net cash used in operating activities	(4,180,991)	(4,274,585)
Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(181,750)
Amount invested on construction in progress	(56,669)	(504,445)
Net cash used in investing activities	(56,669)	(686,195)
Cash flows from financing activities:
Proceeds from issuance of common stock, and warrants	1,342,296	-
Proceeds from issuance of preferred stock	3,036,223	220,578
Payment of equity issuance costs	(592,355)	(499,818)
Payment of tax withholding for employee stock awards	-	(14,407)
Payment of finance lease liabilities	-	(34,767)
Net cash provided by (used in) financing activities	3,786,164	(328,414)

Effect of foreign exchange rates on cash and cash equivalents	33,256	(37,425)

Decrease in cash and cash equivalents	(418,240)	(5,326,619)
Cash and cash equivalents, beginning of period	1,537,244	8,238,301
Cash and cash equivalents, end of period	$1,119,004	$2,911,682

Non-cash investing and financing activities
Shares issued for business acquisition	$-	$5,530,666
Note receivable settled for business acquisition	-	504,938
Deferred consideration payable for business acquisition	-	481,750
Conversion of preferred shares into common shares	57,287	-
Conversion of holdback Series C Preferred Stock into common stock	32,762	-
Issuance of common stock upon cashless exercise Series F warrants	6,122	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Business

Intelligent Bio Solutions Inc. (formerly known as GBS Inc.), and its wholly owned Delaware subsidiary, GBS Operations Inc. were each formed on December 5, 2016, under the laws of the state of Delaware. Our Australian subsidiary Intelligent Bio Solutions (APAC) Pty Ltd (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). INBS and its subsidiaries (collectively, “we,” “us,” “our,” “INBS” or the “Company,” unless context requires or indicates otherwise) were formed to provide non-invasive, pain free innovative medical devices and screening devices. Our headquarters are in New York, New York.

We are a medical technology company focused on developing and delivering intelligent, rapid, non-invasive testing and screening solutions. We operate globally with the objective of providing innovative and accessible solutions that improve the quality of life.

Reverse Stock Splits

January 2024 Reverse Stock Split

On January 26, 2024, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect, as of 5:00 p.m. January 26, 2024, a 1-for-12 reverse split of the Company’s common stock (the “January 2024 Reverse Stock Split”). The Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market (“Nasdaq Capital Market” or “Nasdaq”) on January 29, 2024.

See Note 15, Subsequent Events for further details of the January 2024 Reverse Stock Split.

February 2023 Reverse Stock Split

On February 9, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect, as of 5:00 p.m. February 9, 2023, a 1-for-20 reverse split of the Company’s common stock (the “February 2023 Reverse Stock Split”). The Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on February 10, 2023.

The Reverse Stock Splits were implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect both the 1-for-20 Reverse Stock Split on February 9, 2023 and the 1-for-12 Reverse Stock Split on January 26, 2024. The February 2023 Reverse Stock Split and the January 2024 Reverse Stock Split are collectively referred to herein as the “Company Reverse Stock Splits”.

NOTE 2. LIQUIDITY AND GOING CONCERN

On October 4, 2023, the Company raised approximately $4.38 million prior to deducting underwriting discounts and commissions and offering expenses via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million. Refer to Note 10 for details.

The Company incurred a net loss of $1,969,641 and $4,394,845 (after losses attributable to non-controlling interest) for the three and six months ended December 31, 2023, respectively (net loss of $420,600 and $1,628,893 for the three and six months ended December 31, 2022, respectively). As of December 31, 2023, the Company has shareholders’ equity of $3,154,234, a working capital deficit of $2,238,430, and an accumulated deficit of $46,202,418.

The Company anticipates operating losses for the foreseeable future. The Company does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it completes the development of its products and seeks regulatory approvals to market such products.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of the unaudited condensed consolidated financial statements. The Company expects that its cash and cash equivalents as of December 31, 2023, of $1,119,004, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and six months ended December 31, 2023, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2023 (the “2023 Form 10-K”).

The unaudited condensed consolidated financial statements and notes thereto give retrospective effect to the stock splits for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants and per share amounts contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the stock splits for all periods presented.

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

Equity offering costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to shareholders’ equity upon the completion of the related offering.

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

Business combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The allocation of the purchase price in a business combination requires the Company to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair value of assets acquired and liabilities assumed in a business combination. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations.

Revenue recognition

Revenue is accounted for under ASC 606, Revenue from Contracts with Customers, through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations in the contract; and
●	Recognize revenue when or as the Company satisfies a performance obligation.

The Company recognized revenue from contracts with customers that satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of the good or service deliverable.

Financial information presented on a consolidated basis is accompanied by disaggregated information about revenue and other income by product type for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings. Accordingly, the Company has determined the following reporting segments (refer to Note 4, Segment Information):

1)	Commercially available Intelligent Fingerprinting Products (“IFPG” or “IFPG segment”)
2)	Development Stage Saliva Glucose Biosensor Platform (“SGBP” or “SGBP segment”)

Revenues are used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues are attributable to the IFPG segment during the three and six months ended December 31, 2023 and 2022.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Sales of goods - cartridges	$330,949	$214,361	$711,008	$214,361
Sales of goods - readers	285,889	103,188	524,691	103,188
Other sales	147,225	39,130	324,458	39,130
Total revenue	$764,063	$356,679	$1,560,157	$356,679

Other income

The other income is mainly comprised of grant income and Research & Development (“R&D”) tax refund.

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

Accounting for the grant does not fall under ASC 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the Australian Government grant to the Company. Furthermore, disclosures made below are in accordance with the disclosure requirements of Accounting Standards Update (“ASU”) 2021-10.

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income that is recognized in the statement of operation on a systematic basis over the useful life of the asset or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. The Company has elected to record the grants received initially as deferred income and deduct the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability. A total of $561,130 and $646,116 was recognized as a reduction to the CIP asset on the consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to the coronavirus pandemic in the preceding year. The Company has only completed 4 of the 8 milestones in the grant agreement. As of December 31, 2023, there was uncertainty regarding the potential extension of the grant agreement past its original end of March 28, 2024. Therefore, management concluded that there was no reasonable assurance that the remaining grant receivable will be received.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition of earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $44,759 and $78,282 deferred grant income was recognized within other income during the three and six months ended December 31, 2023, respectively. Deferred grant income recognized within other income during the three and six months ended December 31, 2022, was $38,139 and $98,552, respectively.

b) R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized when it is probable that the amount will be recovered in full through a future claim. A total of $108,445 and $184,793 of R&D tax refund income was recognized in other income during the three and six months ended December 31, 2023, respectively. R&D tax refund income was $231,486 and $482,393 during the three and six months ended December 31, 2022, respectively.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the spot rate on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of INBS is the United States dollar. Foreign currency movements resulted in a gain of $75,133 and $57,117 for the three and six months ended December 31, 2023, respectively. Foreign currency movements resulted in a gain of $361,597 and $226,038 for the three and six months ended December 31, 2022, respectively.

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

As of December 31, 2023, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the unaudited condensed consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

Cash and Cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of December 31, 2023 and June 30, 2023, there were no cash equivalents. The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over these insured limits as of December 31, 2023, and June 30, 2023, were $659,157 and $1,114,687, respectively. No losses have been incurred to date on any deposits.

Inventories, net

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

Based upon the assessment of these factors, the Company recognized a bad debt expense of $22,918 during the three and six months ended December 31, 2022. No bad debt expense was recognized during the three and six months ended December 31, 2023.

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

Impairment of Long-lived Assets and Goodwill

Long-lived assets consist of property and equipment, right-of-use assets and other intangible assets. We assess impairment of assets groups, including intangible assets at least annually or more frequently if there are any indicators for impairment. The Company did not recognize any impairments of long-lived assets during the three and six months ended December 31, 2023 and 2022.

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

Intangible assets

Intangible assets are considered long-lived assets and are recorded at cost, less accumulated amortization and impairment losses, if any. The definite lived intangible assets are amortized over their estimated useful lives, which do not exceed any contractual periods. Certain of our intangible assets have been assigned an indefinite life as we currently anticipate that these trade names and trademarks will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Amortization is recorded on a straight-line basis over their estimated useful lives. Intangible assets acquired from a foreign operation are translated from the foreign entity’s functional currency to the presentational currency based on the exchange rate at the reporting date.

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

Employee benefits

The costs of short-term employee benefits are recognized as a liability and an expense unless those costs are required to be recognized as part of the cost of inventories or non-current assets. The cost of any unused holiday entitlement is recognized in the period in which the employee’s services are received. Termination benefits are recognized immediately as an expense when the Company is demonstrably committed to terminate the employment of an employee or to provide termination benefits.

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

Recently issued accounting pronouncements

The Company assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company’s financial statements as well as material updates to previous assessments, if any, from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There were no new material accounting standards adopted during 2024 that impacted the Company.

Pending adoption:

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in this ASU also clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The ASU is to be applied retrospectively to all periods presented in the financial statements. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2023-07 on its unaudited condensed consolidated financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)

In December 2023, the FASB issued ASU 2023-09 to enhance disclosures about income taxes. The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The ASU is to be applied prospectively upon adoption. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2023-09 on its unaudited condensed consolidated financial statements.

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

NOTE 4. SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers.

Our Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.

Following the acquisition of IFP, we conduct our business through two operating segments:

1)	Commercially available Intelligent Fingerprinting Products (IFPG or IFPG segment)
2)	Development Stage Saliva Glucose Biosensor Platform (SGBP or SGBP segment)

The Company has determined it operates in two operating and reportable segments, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and other income by product types for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings.

The IFPG segment accounted for 100% of the Company’s revenue during the three and six months ended December 31, 2023 and 2022.

The following tables set forth the Company’s revenue and other income by operating and reportable segment, disaggregated into geographic locations based on sales billed from the respective county.

A) Revenue

	Three Months Ended December 31, 2023
	IFPG	SGBP	Total
United Kingdom	$655,448	$—	$655,448
Australia	16,805	—	16,805
Other	91,810	—	91,810
Total Revenue	$764,063	$—	$764,063

	Three Months Ended December 31, 2022
	IFPG	SGBP	Total
United Kingdom	$305,365	$—	$305,365
Other	51,314	—	51,314
Total Revenue	$356,679	$—	$356,679

	Six Months Ended December 31, 2023
	IFPG	SGBP	Total
United Kingdom	$1,410,598	$—	$1,410,598
Australia	24,887	—	24,887
Other	124,672	—	124,672
Total Revenue	$1,560,157	$—	$1,560,157

	Six Months Ended December 31, 2022
	IFPG	SGBP	Total
United Kingdom	$305,365	$—	$305,365
Other	51,314	—	51,314
Total Revenue	$356,679	$—	$356,679

B) Other

	Three Months Ended December 31, 2023
	IFPG	SGBP	Total
Australia	$—	$91,587	$91,587
United Kingdom	61,617	—	61,617
Total Government Support Income	$61,617	$91,587	$153,204

	Three Months Ended December 31, 2022
	IFPG	SGBP	Total
Australia	$—	$162,068	$162,068
United Kingdom	107,557	—	107,557
Total Government Support Income	$107,557	$162,068	$269,625

	Six Months Ended December 31, 2023
	IFPG	SGBP	Total
Australia	$—	$156,137	$156,137
United Kingdom	106,938	—	106,938
Total Government Support Income	$106,938	$156,137	$263,075

	Six Months Ended December 31, 2022
	IFPG	SGBP	Total
Australia	$—	$473,388	$473,388
United Kingdom	107,557	—	107,557
Total Government Support Income	$107,557	$473,388	$580,945

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

Property and equipment, net and operating lease right-of-use assets, by geographic location, are summarized as follows:

	December 31, 2023	June 30, 2023
Australia	$658,925	$761,220
United Kingdom	365,110	475,430
Total	$1,024,035	$1,236,650

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

The table below summarizes the fair value of the consideration transferred in the acquisition (pre-Company Reverse Stock Splits):

Purchase consideration*	Amount
Cash	$363,500
Note receivable settled for business acquisition	504,938
Common Stock - 2,963,091 shares @ $0.5502 / share	1,630,293
Series C Preferred Stock (base) - 2,363,003 shares @ 3 x $0.5502 / share	3,900,373
Series C Preferred Stock (holdback) - 500,000 shares @ 3 x $0.5502 / share	825,300
Total purchase price	$7,224,404

*	The description of the IFP Acquisition below this table describes the purchase consideration on a post-Company Reverse Stock Splits basis.

Pursuant to the Share Exchange Agreement, the Company acquired from the IFP Sellers all of the issued and outstanding shares of the capital stock of IFP, and as consideration therefore, the Company issued and sold to the IFP Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate number of 12,347 (as adjusted for Company Reverse Stock Splits) shares of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

Up to an additional 1,649,273 shares of Series C Preferred Stock were reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of Series C Preferred Stock, that were held back from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers and (ii) 1,149,273 shares of Series C Preferred Stock to certain lenders to IFP (the “IFP Lenders”). Each share of Series C Preferred Stock was convertible into 0.15 shares of common stock at the time of conversion (after giving effect to the February 2023 Reverse Stock Split, but not the January 2024 Reverse Stock Split), which was contingent upon approval by the Company’s stockholders that was obtained on May 8, 2023.

Effective contemporaneously with the IFP Closing, the Company entered into an amendment to the bridge facility agreement between the Company and IFP, dated as of June 16, 2022, pursuant to which, among other things, the $504,938 (including accrued interest) loan from the Company to IFP remained outstanding following the date of the IFP Closing (the “Company-IFP Loan Agreement”).

The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805, Business Combinations (“ASC 805”).

The Company entered into various loan agreements in the aggregate amount of $1,425,307 (£1,254,270), including accrued interest, pursuant to which IFP was the borrower and the Company became a guarantor of IFP’s obligations thereunder (the “IFP Loan Agreements” and, together with the Company-IFP Loan Agreement, the “Loan Agreements”). Under the Loan Agreements, the loans thereunder remained outstanding following the IFP Closing and (x) the loans and certain accrued interest was convertible into shares of IFP, which shares of IFP would then be immediately transferred to the Company in exchange for shares of Series C Preferred Stock that were convertible into common stock (as set forth in the Share Exchange Agreement) following approval of the Company Stockholder Approval Matters (defined below) or (y) the loans and certain accrued interest will become repayable on the second anniversary of the date of the IFP Closing. The loans bore interest at 17% per annum on a compounded basis, increasing to 22% per annum on a compounded basis with effect from the date that falls 12 months following the date of the IFP Closing, if the Company Stockholder Approval Matters had not been approved by the Company’s stockholders by such date. The “Company Stockholder Approval Matters” means the approval by the Company’s stockholders of (i) the conversion of the Series C Preferred Stock into common stock and (ii) any amendments to, or adoption of, any option or warrant plans to give effect to the transactions contemplated under the Share Exchange Agreement. The last of the Company Stockholder Approval Matters were approved at a special meeting of the Company’s stockholders (the “Special Meeting”) on May 8, 2023.

Each share of Series C Preferred Stock (other than the IFP Lender Preferred Shares) automatically converted into common stock upon approval of the Company’s stockholders of the conversion of Series C Preferred Stock into common stock, and each IFP Lender Preferred Share converted into common stock at the option of the applicable holder of such IFP Lender Preferred Shares following approval of the Company’s stockholders of the conversion of Series C Preferred Stock into common stock. The number of shares of common stock into which the Series C Preferred Stock was convertible was subject to adjustment in the case of any stock dividend, stock split, combinations, or other similar recapitalization with respect to the common stock.

The rights, preferences and privileges of the Series C Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on October 4, 2022, as further described below (the “Series C Certificate of Designation”).

The Series C Preferred Stock does not have any voting rights (other than as required by law) and does not carry dividends or a liquidation preference. Each share of Series C Preferred Stock was initially convertible into 3 shares of common stock, subject to adjustment as noted above. Following the effectiveness of the 1-for-20 Reverse Stock Split effective on February 9, 2023 (but not the January 2024 Reverse Stock Split), each share of Series C Preferred Stock was convertible into 0.15 shares of common stock. The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805.

The Company incurred $806,397 of equity issuance costs in relation to issuing common and Series C Preferred Stock to acquire IFP. These costs were recognized as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

At the Special Meeting on May 8, 2023, the last of the remaining Company Stockholder Approval Matters were approved when the Company’s stockholders approved the full conversion of all Series C Preferred Stock and an increase in the number of shares authorized for issuance under the 2019 Long Term Incentive Plan (“2019 Plan” or the “Plan”). Subsequently, effective as of May 10, 2023, all 3,512,277 shares of outstanding Series C Preferred Stock (which included the 1,149,273 Lender Preferred Shares, but not the 500,000 Closing Holdback Shares (which are not deemed outstanding)) were converted into an aggregate of 43,902 shares of common stock (as adjusted for Company Reverse Stock Splits).

The 500,000 “Closing Holdback Shares” were shares of Series C Preferred Stock that were held back from issuance to the IFP Sellers for one year after the IFP Closing in order to secure potential indemnification claims by the Company against the IFP Sellers. Effective one year after the IFP Closing, the 500,000 Closing Holdback Shares were issued and immediately converted into an aggregate of 6,248 shares of common stock (as adjusted for Company Reverse Stock Splits).

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

The acquisition produced $3,803,293 of goodwill, which has been assigned to the IFPG reporting unit. The goodwill is attributable to a combination of IFP’s assembled workforce and other product and operating synergies. Goodwill arising from the IFP Acquisition is not deductible for tax purposes. During the fiscal year ended June 30, 2023, the full amount of goodwill was impaired. Refer to Note 3 for further information.

Transaction costs, except for the equity issuance costs discussed above, were not material and are included in selling, general and administrative expenses on the Company’s condensed consolidated statement of operations.

Intangible assets acquired from IFP were remeasured at December 31, 2023 and June 30, 2023 using the applicable spot rate.

Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the three months ended December 2023, the six months ended December 2023 and the three months ended December 2022 are not required because the results of the acquired business are included in the Company’s results. The following unaudited pro-forma consolidated results of operations for the six months ended December 31, 2022, has been prepared as if the acquisition of IFP had occurred on July 1, 2022 and includes adjustments for amortization related to the valuation of acquired intangibles:

	Six Months Ended December 31, 2022
	As Reported	Pro Forma
Revenue	$356,679	$704,165
Net loss	$(1,641,149)	$(2,882,704)
Net loss attributable to Intelligent Bio Solutions Inc.	$(1,628,893)	$(2,870,448)
Net loss per share, basic and diluted	$(23.65)	$(41.68)

NOTE 6. INVENTORIES, NET

Inventories consist of the following:

	December 31, 2023	June 30, 2023
Work-in-progress	$—	$419,889
Finished goods	1,211,565	757,518
Less: provision for inventory obsolescence	(269,515)	(197,500)
Inventory, net	$942,050	$979,907

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of December 31, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$645,187	$1,175,008	$4,589,179
Customer relationships	3 years	252,000	31,761	118,234	165,527
Trade names and trademarks	Indefinite	92,000	11,595	—	103,595
Total intangible assets		$5,463,000	$688,543	$1,293,242	$4,858,301

Intangible assets, net consist of the following as of June 30, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$603,422	$780,500	$4,941,922
Customer relationships	3 years	252,000	29,127	70,282	210,845
Trade names and trademarks	Indefinite	92,000	10,634	—	102,634
Total intangible assets		$5,463,000	$643,183	$850,782	$5,255,401

Intangibles assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

Expense related to the amortization of intangible assets for the three and six months ended December 31, 2023, was $267,259 and $442,460, respectively. Expenses related to the amortization of intangible assets for the three and six months ended December 31, 2022, was $340,022 and $340,022 respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2024	$446,353
2025	892,705
2026	821,765
2027	798,118
2028	798,118
Thereafter	997,647
Total	$4,754,706

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

NOTE 9. LEASES

The Company assumed a non-cancelable operating lease agreement in relation to IFP Acquisition on October 4, 2022. Additionally, the Company also entered into another non-cancelable operating lease that commenced in May 2023. The leases have original lease periods expiring from August 2025 to April 2026. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Amortization of operating lease right-of-use assets	$58,867	$48,623	$118,829	$48,623
Interest on operating lease liabilities	19,147	22,448	40,318	22,448
Total lease costs	$78,014	$71,071	$159,147	$71,071

As of December 31, 2023, the weighted average remaining lease-term and discount rate on the Company’s leases were 1.8 years and 13.2%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2023, is as follows:

Remainder of 2024	$150,243
2025	312,661
2026	85,195
Total lease payments	548,099
Less: present value discount	(68,638)
Lease liabilities	$479,461

NOTE 10. SHAREHOLDERS’ EQUITY

As of December 31, 2023, there were warrants outstanding to purchase 9,263,437 shares of common stock (without giving effect to the January 2024 Reverse Stock Split), held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock, subject to adjustment upon the occurrence of specified events including reverse stock splits.

Following the January 2024 Reverse Stock Split, through which a 1-for-12 reverse split was effected, the number of warrants outstanding to purchase shares of common stock was reduced to approximately 771,956 (subject to rounding).

On October 4, 2023, the Company completed an underwritten public offering of its securities in the form of units (the “October 2023 Offering”) consisting a total of 2,232,221 shares (186,018 shares post January 2024 Reverse Stock Split) of common stock, 5,728,723 shares of the Company’s Series E Convertible Preferred Stock (each share of Series E Preferred Stock is convertible into one share the Company’s common stock (1/12 share post January 2024 Reverse Stock Split)), (“Series E Preferred Stock”), 7,960,944 warrants (663,412 warrants post January 2024 Reverse Stock Split) to purchase shares of common stock that will expire on the five-and-a-half-year anniversary of the original issuance date (the “Series E Warrants”), and 7,960,944 warrants (663,412 warrants post January 2024 Reverse Stock Split) to purchase shares of common stock that will expire on the one-and-a-half-year anniversary of the original issuance date (the “Series F Warrants”, collectively with the Series E Warrants, the “Warrants”). Each Unit consisted of one share of common stock (1/12 share post January 2024 Reverse Stock Split) (or one share of Series E Preferred Stock), one Series E Warrant and one Series F Warrant. The Units were priced at a combined public offering price of $0.55 per unit for initial gross proceeds of approximately $4.38 million. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million.

The original exercise price of the Series E Warrants was $0.55 per share ($6.60 post-Company Reverse Stock Splits) which was subject to a one-time reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the five-day volume weighted average price for the five trading days immediately following the date the Company effects a reverse stock split. As a result of the January 2024 Reverse Stock Split, the exercise price of the Series E Warrants was reset to $2.9232 per share. The original exercise price of the Series F Warrants was $0.55 per share ($6.60 post-Company Reverse Stock Splits), but is subject to an alternate cashless exercise option pursuant to which the holder has the right to receive an aggregate number of shares of Common Stock on a one-for-one basis (one-for-1/12 post-Company Reverse Stock Splits) (subject to adjustment).

The Company also agreed to issue to the Underwriters, warrants to purchase up to 5.0% of the shares of common stock (or common stock equivalents) sold in the October 2023 Offering (which equaled 398,047 shares of Common Stock (33,171 shares post January Reverse Stock Split)). These warrants have an exercise price of $0.6875 per share ($8.25 post January 2024 Reverse Stock Split) and will terminate on October 2, 2028.

Also on October 4, 2023, following the one-year anniversary of the IFP Acquisition, the Company issued 74,971 (6,248 shares post January 2024 Reverse Stock Split) shares of common stock to the IFP Sellers in connection with the release of the 500,000 Closing Holdback Shares, which consisted of Series C Preferred Stock that were then immediately converted to common stock at a rate of 0.15 shares (0.0125 shares post-Company Reverse Stock Splits) of common stock per share of Series C Preferred Stock. See Note 5 for further detail of the IFP Acquisition.

Subsequent to the October 2023 Offering, all 5,728,723 shares of the outstanding Series E Preferred Stock were converted into an aggregate of 5,728,723 shares (477,394 post-Company Reverse Stock Splits) of common stock. Additionally, the Company issued 7,346,178 shares (612,182 post-Company Reverse Stock Splits) of common stock pursuant in connection with the cashless exercise of the Company’s Series F Warrants.

NOTE 11. FAIR VALUE MEASUREMENTS

The Company held back 500,000 Series C Preferred Stock (Closing Holdback Shares), from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers. Each share of Series C Preferred Stock was convertible into 0.0125 shares of common stock (as adjusted for January 2024 Reverse Stock Split).

Effective one year after the IFP Closing, the 500,000 Closing Holdback Shares were issued and immediately converted into an aggregate of 6,248 shares of common stock (as adjusted for January 2024 Reverse Stock Split).

See Note 5 for further information and disclosures relating to the conversion of the Series C Preferred Stock, including the Closing Holdback Shares.

The following table provides a reconciliation of the beginning and ending balance of the Closing Holdback Shares (in the form of Series C Preferred Stock) measured at fair value on a recurring basis during the period:

Preferred stock carried at fair value (Level 2)
Balance at June 30, 2023	$208,500
Fair value gain on revaluation of holdback Series C Preferred Stock	(131,250)
Balance at September 30, 2023	77,250
Fair value gain on revaluation of holdback Series C Preferred Stock	(44,488)
Conversion of holdback Series C Preferred Stock into Common Stock	(32,762)
Balance at December 31, 2023	$—

The Company did not have assets or liabilities carried at fair value using Level 1 or Level 3 inputs during the three and six months ended December 31, 2023 and 2022.

The Company has not transferred any assets between fair value measurement levels during the three and six months ended December 31, 2023 and 2022.

NOTE 12. RELATED PARTY TRANSACTIONS

LSBD

Sales to and purchases from related parties are made at arm’s length transaction both at normal market prices and on normal commercial terms.

As of December 31, 2023 and June 30, 2023, $0 and $8,714, respectively, remain payable to LSBD in relation to overhead reimbursements.

October 2023 Offering

Spiro Sakiris, our Chief Financial Officer, purchased 112,727 units on the same terms as the other purchasers in the October 2023 Offering. Mr. Christopher Towers, a member of our Board of Directors (the “Board”), purchased 9,090 units on the same terms as the other purchasers in the Public Offering. Each unit consisted of one share of common stock, one Series E Warrant and one Series F Warrant.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

NOTE 14. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock or common stock equivalents outstanding after adjusting for the February 2023 Reverse Stock Split, and the January 2024 Reverse Stock Split. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net loss attributable to Intelligent Bio Solutions Inc.	(1,969,641)	(420,600)	(4,394,845)	(1,628,893)
Basic and diluted net loss per share attributed to common shareholders	(2.07)	(5.56)	(7.68)	(23.65)
Weighted-average number of shares outstanding	949,660	75,690	571,930	68,866

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

Post-Consolidated Company Reverse Stock Split: Anti-dilutive warrants and preferred stock

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Warrants- Series A	5,839	5,839	5,839	5,839
Warrants- Series B	218	218	218	218
Private Placement Warrants (Dec 22)	2,207	2,207	2,207	2,207
Warrants Issued to Winx Capital Pty Ltd	111	111	111	111
Warrants Issued to Underwriters (IPO)	265	265	265	265
Pre-IPO Warrants	-	11,403	-	11,403
Preferred Stock (Series C)	-	9,846	-	9,846
Preferred Stock (Series D)	-	736	-	736
Warrants Issued to LSBD	12,500	12,500	12,500	12,500
Warrants-Common Stock (March 23 public raise)	273	-	273	-
Series E Warrants	663,412	-	663,412	-
Series F Warrants	51,231	-	51,231	-
Underwriters Warrants (March 23 public raise)	2,729	-	2,729	-
Underwriters Warrants (October 2023 Offering)	33,171	-	33,171	-

NOTE 15. SUBSEQUENT EVENTS

Warrant Inducement Transaction

On February 4, 2024, the Company entered into warrant inducement agreements (the “Inducement Agreements”) with certain accredited and institutional holders (collectively, the “Holders”) of the Company’s outstanding Series E Warrants issued on October 4, 2023 (the “Series E Warrants”). Pursuant to the Inducement Agreements, each Holder that exercised its Series E Warrants pursuant to the Inducement Agreement received one (1) replacement warrant (a “Series G Warrant”) for each Series E Warrant exercised. The Series E Warrants had an exercise price of $2.9232 per share. The Series G Warrants are exercisable immediately upon issuance, expire on the five and one half (5.5) year anniversary of the date of issuance, and have an initial exercise price equal to $4.50 per share.

The closing took place on February 7, 2024. Gross proceeds to the Company from the exercise of the Series E Warrants was approximately $1.77 million, prior to deducting closing costs and placement agent fees. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

As a result of the Holders exercising the Series E Warrants, the Company issued an aggregate of 606,064 shares of common stock.

January 2024 Reverse Stock Split

At the annual meeting of the Company’s stockholders held on December 13, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the January 2024 Amendment) to effect a reverse stock split at a ratio of not less than l-for-2 and not more than l-for-12 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Board at its sole discretion without further approval or authorization of the Company’s stockholders. Pursuant to such authority granted by the Company’s stockholders, on January 26, 2024, the Board approved a l-for-12 reverse stock split (the “January 2024 Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split.

On January 26, 2024, the Company filed the January 2024 Amendment to effect 1-for-12 reverse stock split of the Company’s common stock. The January 2024 Reverse Stock Split was effective at 5 p.m., Eastern Time, on January 26, 2024, at which time every twelve shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued as a result of the January 2024 Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share are entitled to the rounding up of the fractional share to the nearest whole number. The par value of the Company’s common stock and the number of authorized shares of the common stock were not affected by the January 2024 Reverse Stock Split. The Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on January 29, 2024.

As a result of the January 2024 Reverse Stock Split, the number of shares of common stock outstanding was reduced from approximately 17,930,673 shares (excluding treasury shares) as of January 25, 2024, to approximately 1,494,223 shares (excluding treasury shares, and subject to the rounding up of fractional shares), and the number of authorized shares of common stock remained 100 million shares. In order to reflect the January 2024 Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options, restricted stock unit awards and warrants, which will result in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock unit awards and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. Proportionate adjustments were also made to the number of treasury shares.

Subsequent to the quarter ended December 31, 2023, through to February 7, 2024, a total of 218,181 Series F warrants were converted into common stock (18,182 shares post January 2024 Reverse Stock Split).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2023 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K.

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

Our current product portfolio includes:

●	Intelligent Fingerprinting Platform - Our proprietary portable platform analyzes fingerprint sweat using a one-time (recyclable) cartridge and portable handheld reader. Our flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute, before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with our confirmatory kits can be sent to a third-party laboratory service provider to perform confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics firms, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – Our “Biosensor Platform” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region (“APAC Region”) from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform, which is designed to detect multiple biological analytes by substituting the Glucose Oxidase (“GOX”) enzyme with a suitable alternative for each analyte, is currently in the development stage. Our flagship product candidate based on the Biosensor Platform technology is the Saliva Glucose Biosensor (“SGB” and, together with a software app that interfaces the SGB with the Company’s digital information system, the Saliva Glucose Test or “SGT”), a Point of Care Test (POCT) expected to complement the finger pricking invasive blood glucose monitoring test for diabetic patients. Our products based on the SGT are referred to herein as the “SGT products.”

These platform technologies have the potential to develop a range of POCT including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology.

We are party to following technology license agreements:

● SGT - The Amended and Restated License Agreement dated September 12, 2019, which amends and restates all previous license agreements (the “SGT License Agreement”) is limited to the APAC Region.

● COV2 - The technology license agreement dated June 23, 2020 (the “COV2 License Agreement”), for COV2 diagnostic test globally.

In addition to above, we have 50% equity interest in BiosensX (North America) Inc., which has a separate technology license agreement with the Licensor covering glucose/diabetes management field in the North America Territory.

SGT License Agreement - On September 12, 2019, we entered into an Amended and Restated Technology License Agreement, or the “SGT License Agreement,” with the LSBD amending and restating all the previous SGT license agreements with LSBD. The SGT License Agreement sets forth our contractual rights and responsibilities relating to the Licensed Products in the APAC Region. The “Licensed Products” are products consisting of a biosensor strip and smart device application or dedicated reader device that use the biosensor technology owned by the Licensor relating to measuring, or otherwise determining, the amount or concentration of glucose, and the existence of biological markers of cancer, allergy/immunology and hormones, in a bodily fluid. The Licensed Products only include products that are supplied by an authorized supplier. We do not currently intend to manufacture the Licensed Products in-house.

COV2 License Agreement - On June 23, 2020, we entered into a COV2 License Agreement with LSBD. The COV2 License Agreement sets forth our contractual rights and responsibilities relating to the COV2 Products. The “COV2 Products” include: (i) a biosensor strip for antibodies against SARS-CoV-2; (ii) a proprietary smartphone application for the purpose reading, storing, analyzing and providing patient support programs for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2); and/or (iii) a dedicated sensor strip reading device for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). The COV2 Products only include products that are supplied by an authorized supplier.

Highlights of Achievements

Our major highlights of achievements through the quarter ended December 31, 2023:

●	On October 4, 2023, the Company raised approximately $4.38 million, prior to deducting underwriting discounts, commissions and offering expenses, via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million. This capital will allow the business to fund ongoing operations.
●	On October 24, 2023, the Company announced its expansion into the New Zealand market, expanding its global footprint and extending the reach of its drug screening product. Expansion into New Zealand demonstrates the Company’s ability to introduce its product in new markets. The Company aims to continue growth in new markets, offering an alternative and innovative solution that places a strong emphasis on operational efficiency, fitness for duty, employee privacy and dignity.
●	During the quarter, we announced new partnerships with VKVP Haulage, State Road Constructions, Titan Cranes and Rigging Pty Ltd. and P&O Ferries. Additionally, the Company reported the successful completion of 25,000 Intelligent Fingerprinting tests by its existing customer, Auctus Management Group. These new customer contracts demonstrate the growing demand for the Company’s innovative drug screening product across a wide range of organizations and industries. The Company looks to continue this momentum and expand its customer base as its drug screening product becomes more established in the market.
●	In December 2023, the National Association of Testing Authorities (NATA) accredited the Company’s laboratory partner, Racing Analytical Services Limited (RASL), to perform its fingerprint confirmatory drug testing procedure. This accreditation serves as an independent benchmark for technical validation, demonstrating the Company’s commitment to product quality, safety, and reliability for its customers. This achievement positions INBS as a trusted and reliable partner, catering to the evolving compliance and safety needs of organizations across Asia-Pacific and beyond. The Company is committed to expanding awareness of its commitment to excellence and the high quality of its drug screening product.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2023 and 2022

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$764,063	$356,679	$1,560,157	$356,679
Cost of revenue (exclusive of amortization shown separately below)	(564,815)	(112,635)	(1,128,578)	(112,635)
Gross profit	199,248	244,044	431,579	244,044

Other income:
Government support income	153,204	269,625	263,075	580,945

Operating expenses:
Selling, general and administrative expenses	(1,705,044)	(2,245,289)	(4,162,104)	(3,695,707)
Development and regulatory approval expenses	(348,452)	(1,191)	(452,399)	(80,465)
Depreciation and amortization	(290,313)	(398,156)	(597,873)	(398,156)
Total operating expenses	(2,343,809)	(2,644,636)	(5,212,376)	(4,174,328)
Loss from operations	(1,991,357)	(2,130,967)	(4,517,722)	(3,349,339)

Other income (expense):
Interest expense	(32,468)	(76,767)	(69,916)	(77,832)
Realized foreign exchange loss	(555)	(13,901)	(555)	(16,148)
Fair value gain on revaluation of financial instrument	44,488	1,793,091	175,738	1,793,091
Interest income	3,509	1,473	3,648	9,079
Total other income	14,974	1,703,896	108,915	1,708,190
Net loss	(1,976,383)	(427,071)	(4,408,807)	(1,641,149)
Net loss attributable to non-controlling interest	(6,742)	(6,471)	(13,962)	(12,256)
Net loss attributable to Intelligent Bio Solutions Inc.	$(1,969,641)	$(420,600)	$(4,394,845)	$(1,628,893)

Other comprehensive income, net of tax:
Foreign currency translation gain	$75,133	$361,597	$57,117	$226,038
Total other comprehensive income	75,133	361,597	57,117	226,038
Comprehensive loss	(1,901,250)	(65,474)	(4,351,690)	(1,415,111)
Comprehensive loss attributable to non-controlling interest	(6,742)	(6,471)	(13,962)	(12,256)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(1,894,508)	$(59,003)	$(4,337,728)	$(1,402,855)

Net loss per share, basic and diluted*	$(2.07)	$(5.56)	$(7.68)	$(23.65)
Weighted average shares outstanding, basic and diluted*	949,660	75,690	571,930	68,866

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Revenue

Sales of goods

Revenue from sales of goods increased by $407,385 from $356,679 to $764,064 for the quarter ended December 31, 2023, compared to same period in 2022. This is due to the expansion of the customer base, both in the pre-existing markets and expansion into new regions. We expect this trend to continue as we expand into new markets in the future.

Revenue from sales of goods increased by $1,203,478 from $356,679 to $1,560,157 for the six months ended December 31, 2023, compared to same period in 2022. This is due to the acquisition of IFP on October 4, 2022 following which the revenue started to grow. The overall revenue increase is attributable to the expansion of the customer base as noted above.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Sales of goods – cartridges	$330,949	$214,361	$711,008	$214,361
Sales of goods – readers	285,889	103,188	524,691	103,188
Other sales	147,225	39,130	324,458	39,130
Total revenue	$764,063	$356,679	$1,560,157	$356,679

Cost of revenue

Cost of revenue increased by $452,180 from $112,635 to $564,815 for the quarter ended December 31, 2023, compared to same period in 2022. Cost of revenue relates to the direct labor, direct material costs and direct overhead costs incurred in the production of the goods. This is in line with expectations, as we grow the business and expand into new markets, which will drive revenue growth.

Cost of revenue increased by $1,015,943 from $112,635 to $1,128,578 for the six months ended December 31, 2023, compared to same period in 2022. The increase in cost of revenue is driven by the increase in revenue.

Gross profit

Gross profit is primarily attributable to the IFPG segment.

Gross profit decreased by $44,796 from $244,044 to $199,248 for the quarter ended December 31, 2023, compared to same period in 2022. This has been driven by increased direct costs in establishing our product in the new market and acquiring new customers. We expect gross profit margin to stabilize as the business expands its customer base in existing and new markets.

Gross profit increased by $ 187,535 from $244,044 to $431,579 for the six months ended December 31, 2023, compared to same period in 2022. This is due to the growth in revenue due to expansion of the customers base, offset by the increased direct costs of establishing our product in new markets and acquiring new customers.

Government support income

Government support income in the IFPG and SGBP segments decreased by $116,421 from $269,625 to $153,204 for the quarter ended December 31, 2023, compared to same period in 2022. This decrease was primarily attributable to timing of amount spent on qualifying research and development expenditure for research and development government subsidies.

Government support income in the IFPG and SGBP segment decreased by $317,870 from $580,945 to $263,075 for the six months ended December 31, 2023, compared to same period in 2022. This decrease was primarily attributable to timing of the amount spent on qualifying research and development expenditure for research and development government subsidies.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $540,245 to $1,705,044 from $2,245,289 for the quarter ended December 31, 2023, compared to the same period in 2022. This is a result of improvements in the business as we seek to streamline the IFP business following the acquisition in the prior period and improve our fiscal performance by focusing on improving the cost efficiency of the combined businesses.

General and administrative expenses increased by $466,397 to $4,162,104 from $3,695,707 for the six months ended December 31, 2023, compared to the same period in 2022. This is largely due to the effects of acquisition of IFP, as results of operations of IFP were consolidated in the current period from October 4, 2023 and therefore the associated costs were not included for over half of this reporting period.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee-related costs associated with a higher headcount. We aim to ensure that our cost efficiency is increased over the same period whilst we streamline the businesses, delivering increased value for investors.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $347,261 from $1,191 to $348,452 for the quarter ended December 31, 2023, compared to the same period in 2022. This increase is primarily driven by amount spent on in-house research and development staff and timing of R&D work performed by the research partners engaged by the business.

Development and regulatory approval expenses increased by $371,934 from $80,465 from $452,399 for the six months ended December 31, 2023, compared to the same period in 2022. This increase is primarily driven by amount spent on in-house research and development staff and timing of R&D work performed by the research partners engaged by the business.

As the Company’s operating activities increase, we expect its development and regulatory expenses to increase in future periods, as demonstrated by the results above.

Depreciation and amortization

Depreciation and amortization decreased by $107,843 from $398,156 to $290,313 for the quarter ended December 31, 2023, compared to same period in 2022. This is due to the re-evaluation of the useful life of the technology assets acquired from IFP on October 4, 2022. The life of the technology assets was increased from 5 years to 7 years on April 1, 2023.

Depreciation and amortization increased by $199,717 from $398,156 to $597,873 for the six months ended December 31, 2023, compared to same period in 2022. This is due to the acquisition of IFP and amortization of acquired Intangibles during the current period, offset by the revaluation of the useful life of technology assets as noted above.

Other income and expenses

Interest expense

Interest expense decreased by $44,299 from $76,767 to $32,468 for the quarter ended December 31, 2023, as compared to the same period in 2022. This decrease was attributable to the conversion of the convertible notes into common shares of the Company in May 2023.

Interest expenses decreased by $7,916 from $77,832 to $69,916 for the six months ended December 31, 2023, as compared to the same period in 2022. This decrease was attributable to the conversion of the convertible notes into common shares of the Company in May 2023.

Realized foreign exchange loss

Realized foreign exchange loss decreased by $13,346 to $555 from a loss of $13,901 for the quarter ended December 31, 2023, compared to the same period in fiscal 2022. This decrease was largely attributable to more favorable exchange rates while settling transactions in currencies other than its functional currencies.

Realized foreign exchange loss decreased by $15,593 to $555 from a loss of $16,148 for the six months ended December 31, 2023, compared to the same period in fiscal 2022. This decrease was largely attributable to more favorable exchange rates while settling transactions in currencies other than its functional currencies.

Fair value movements through profit and loss

The fair value gain decreased by $1,748,603 from $1,793,091 to $44,488 for the quarter ended December 31, 2023, as compared to the same period in 2022. This is mainly due to revaluation gain on convertibles notes recorded during the quarter ended December 2022. The Company did not record a fair value gain or loss during the quarter ended December 31, 2023 as the convertible notes were converted into common shares in May 2023.

The fair value gain decreased by $1,617,353 from $1,793,091 to $175,738 for the six months ended December 31, 2023 as compared to the same period in 2022. This is due to the conversion of convertible notes of IFP into common shares of INBS as noted above.

Income tax (expense) benefit

There was no income tax expense for both the three and six months ended December 31, 2023, and 2022, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain

Unrealized foreign currency translation gain decreased by $286,464 from $361,597 to $75,133 for the quarter ended December 31, 2023, compared to the same period in 2022. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and Liabilities of foreign subsidiaries in reporting currency.

Unrealized foreign currency translation gain decreased by $168,921 from $226,038 to $57,117 for the quarter ended December 31, 2023, compared to the same period in 2022. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and Liabilities of foreign subsidiaries in reporting currency.

Net loss

Net loss attributable to INBS increased by $1,549,041 from $420,600 to $1,969,641 for the quarter ended December 31, 2023, compared to the same period in 2022. This increase is primarily driven by combined results of operations after the acquisition of IFP offset by a recognition of fair value gain on revaluation of convertible notes Closing Holdback Shares of $ 1,793,091 during the same period in 2022.

Net loss attributable to INBS increased by $2,765,952 from $1,628,893 to $4,394,845 for the six months ended December 31, 2023, compared to the same period in 2022. This increase is primarily driven by combined results of operations after the acquisition of IFP offset by a recognition of fair value gain on revaluation of convertible notes and Closing Holdback Shares of $ 1,793,091 during the same period in 2022.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of December 31, 2023, we had $1,119,004 in cash and cash equivalents and a working capital deficit of $2,238,430.

The Company expects that its cash and cash equivalents as of December 31, 2023, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. There can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all.

On October 4, 2023, the Company raised approximately $4.38 million prior to deducting underwriting discounts and commissions and offering expenses, via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million. Refer to Note 10 for details.

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

As of December 31, 2023, and June 30, 2023, we did not have any off-balance sheet arrangements.

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

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documented policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) as an emerging growth company we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Remediation Plan

Management is committed to continuing the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Since our initial public offering (“IPO”), which we completed in December 2020, we made the following enhancements to our control environment:

● We added accounting and finance personnel to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations and journal entries that support financial reporting, to provide oversight, structure and reporting lines to provide additional review over our disclosures;

● We enhanced our controls to improve the preparation and review of complex accounting measurements, the application of GAAP to significant accounts and transactions and our financial statement disclosures; and,

● We engage independent experts when complex transactions are entered into;

● We have recruited and plan to recruit additional financial reporting and accounting personnel with adequate knowledge of US GAAP and SEC rules; and

● We are in the process of engaging outside consultants to assist us in our evaluation of the design, implementation and documentation of internal controls that address the relevant risks, to provide appropriate evidence of performance of our internal controls (including completeness and accuracy procedures).

Under the direction of the Audit Committee of our board of directors, management will continue to take measures to remediate the material weaknesses. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility and accountability to enable remediation of our material weakness.

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

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on August 23, 2023, except for risks described below. Any of these risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations to develop and commercialize our products (including the SGT and planned applications of IFP Drug Screening System), we have relied primarily on equity, debt financing and government support income. The Company expects that its cash and cash equivalents as of December 31, 2023, of $1,119,004, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

To obtain the additional capital necessary to fund our operations, we expect to finance our cash needs through public or private equity offerings, debt financing and/or other capital sources. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, scale back or eliminate the development of business opportunities, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

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

In connection with the preparation of our financial statements for the half year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We have implemented and are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the hiring of additional qualified accounting and finance personnel, enhancing our controls to improve the preparation and review of complex accounting measurements and the application of GAAP, and engaging independent experts and outside consultants.

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

The sale of a substantial number of shares of our common stock and other securities convertible into or exercisable for our common stock, such as those securities sold in the October 2023 Offering, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. In addition to causing the market price of our common stock to decline, such sales could also greatly increase the volatility associated with the trading of our common stock. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our common stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. We cannot predict the number of these shares or warrants that might be sold nor the effect that future sales of our shares of our securities would have on the market price of our shares of common stock. See Note 10, Shareholders’ Equity for further details of the October 2023 Offering.

We may not be able to satisfy the continued listing requirements of the Nasdaq Capital Market in order to maintain the listing of our common stock.

On November 16, 2023 the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the minimum closing bid price per share for its common stock was below $1.00 for 30 consecutive business days preceding the date of the Notice, and that the Company did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until May 14, 2024 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement.

At our annual meeting of stockholders held on December 13, 2023 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “January Amendment”) to effect the reverse stock split at a ratio of not less than 1-for-2 and not more than l-for-12 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Company’s Board at its sole discretion without further approval or authorization of our stockholders. The primary purpose of the reverse stock split was to increase the per share market price of its common stock.

Pursuant to the authority granted by the Company’s stockholders, the Board approved a l-for-12 reverse stock split of the Company’s common stock and the filing of the January Amendment to effectuate the reverse stock split. The Amendment was filed with the Secretary of State of the State of Delaware and the January 2024 Reverse Stock Split became effective at 5:00 p.m. Eastern Time on January 26, 2024, and the Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on January 29, 2024.

Although the January 2024 Reverse Stock Split brought the price of our common stock back above $1.00 per share in order to meet the requirements for the continued listing of our common stock on the Nasdaq Capital Market, there can be no assurance that the closing bid price of our common stock will remain at or above $1.00 following the January 2024 Reverse Stock Split. If we fail to satisfy the Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

If we are unable to achieve certain agreed milestones for the government grant we received, we may become liable to refund the grant we received. The Company has only completed 4 of the 8 agreed milestones set forth in the Company’s grant agreement with the Australian Government.

As of December 31, 2023, there is uncertainty regarding the potential extension of the grant agreement past its original end date of March 28, 2024. If we are not given an extension beyond the original end date, or if we are unable to achieve the agreed milestones on time, we may become liable to refund the grant we received.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2024).
3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, filed with the Delaware Secretary of State on October 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.1	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.2	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.3	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.4	Warrant Agency Agreement, dated as of October 4, 2023, between Intelligent Bio Solutions Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).
4.5	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).
10.1	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended December 13, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2023).
10.2	Form of 2024 Warrant Inducement Agreement (Series E Warrants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	February 9, 2024	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	February 9, 2024	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

