Form 10-Q
period 2024-03-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2024-05-08
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, there were 3,117,049 shares of the registrant’s Common Stock issued and outstanding.

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	As of March 31,	As of June 30,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,397,523	$1,537,244
Accounts receivable, net	431,646	293,861
Inventories, net	877,905	979,907
Research and development tax incentive receivable	332,471	498,758
Other current assets	481,046	552,791
Total current assets	11,520,591	3,862,561
Property and equipment, net	559,520	690,175
Operating lease right-of-use assets	365,512	546,475
Intangibles, net	4,593,330	5,255,401
Total assets	$17,038,953	$10,354,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,128,747	$2,610,028
Current portion of operating lease liabilities	260,377	223,447
Current portion of deferred grant income	2,288,660	2,338,057
Current employee benefit liabilities	660,010	358,942
Current portion of notes payable	368,513	353,211
Total current liabilities	5,706,307	5,883,685
Employee benefit liabilities, less current portion	30,286	24,902
Operating lease liabilities, less current portion	154,162	356,165
Notes payable, less current portion	150,426	402,862
Total liabilities	6,041,181	6,667,614
Commitments and contingencies (Note 13)	-	-

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,913,799 and 194,200 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively*	29,135	1,942
Treasury stock, at cost, 116 shares as of March 31, 2024 and June 30, 2023, respectively*	(1)	(1)
Additional paid-in capital	60,946,174	46,180,112
Accumulated deficit	(49,180,085)	(41,807,573)
Accumulated other comprehensive loss	(662,405)	(575,496)
Total consolidated Intelligent Bio Solutions Inc. equity	11,132,818	3,798,984
Non-controlling interest	(135,046)	(111,986)
Total shareholders’ equity	10,997,772	3,686,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,038,953	$10,354,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss*

(Unaudited)

	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023
Revenue	$823,800	$457,058	$2,383,957	$813,737
Cost of revenue (exclusive of amortization shown separately below)	(645,311)	(424,009)	(1,773,889)	(536,644)
Gross profit	178,489	33,049	610,068	277,093

Other income:
Government support income	83,842	117,680	346,917	698,625

Operating expenses:
Selling, general and administrative expenses	(2,425,830)	(1,898,754)	(6,587,934)	(5,594,461)
Development and regulatory approval expenses	(471,313)	(299,898)	(923,712)	(380,363)
Depreciation and amortization	(318,923)	(398,986)	(916,796)	(797,142)
Goodwill impairment	-	(4,096,490)	-	(4,096,490)
Total operating expenses	(3,216,066)	(6,694,128)	(8,428,442)	(10,868,456)
Loss from operations	(2,953,735)	(6,543,399)	(7,471,457)	(9,892,738)

Other income (expense), net:
Interest expense	(42,674)	(86,125)	(112,590)	(163,957)
Realized foreign exchange income/(loss)	(996)	7,212	(1,551)	(8,936)
Fair value gain on revaluation of financial instrument	-	269,787	175,738	2,062,878
Interest income	10,640	508	14,288	9,587
Total other income (expense), net	(33,030)	191,382	75,885	1,899,572
Net loss	(2,986,765)	(6,352,017)	(7,395,572)	(7,993,166)
Net loss attributable to non-controlling interest	(9,098)	(8,111)	(23,060)	(20,367)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,977,667)	$(6,343,906)	$(7,372,512)	$(7,972,799)

Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/ (loss)	(144,026)	(77,787)	(86,909)	148,251
Total other comprehensive income/(loss)	(144,026)	(77,787)	(86,909)	148,251
Comprehensive loss	(3,130,791)	(6,429,804)	(7,482,481)	(7,844,915)
Comprehensive loss attributable to non-controlling interest	(9,098)	(8,111)	(23,060)	(20,367)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(3,121,693)	(6,421,693)	(7,459,421)	(7,824,548)

Net loss per share, basic and diluted*	$(1.43)	$(68.67)	$(6.64)	$(104.04)
Weighted average shares outstanding, basic and diluted*	2,079,864	92,389	1,110,089	76,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity*

For the three and nine months ended March 31, 2024 and 2023

(Unaudited)

	Convertible preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	interest	equity
Balance, June 30, 2023*	-	$-	194,200	$1,942	(116)	$(1)	$46,180,112	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998
Foreign currency translation loss	-	-	-	-	-	-	-	-	(18,016)	-	(18,016)
Net loss	-	-	-	-	-	-	-	(2,425,204)	-	(7,220)	(2,432,424)
Balance, September 30, 2023	-	-	194,200	1,942	(116)	(1)	46,180,112	(44,232,777)	(593,512)	(119,206)	1,236,558
Issuance of common stock, Series E Preferred Stock and warrants, net of issuance costs	5,728,723	57,287	186,018	1,860	-	-	3,727,017	-	-	-	3,786,164
Conversion of convertible preferred shares into common stock	(5,728,723)	(57,287)	477,394	4,774	-	-	52,513	-	-	-	-
Conversion of holdback Series C Preferred Stock into common stock	-	-	6,248	62	-	-	32,700	-	-	-	32,762
Issuance of common stock upon cashless exercise Series F warrants	-	-	612,182	6,122	-	-	(6,122)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	75,133	-	75,133
Net loss	-	-	-	-	-	-	-	(1,969,641)	-	(6,742)	(1,976,383)
Balance, December 31, 2023	-	-	1,476,042	14,760	(116)	(1)	49,986,220	(46,202,418)	(518,379)	(125,948)	3,154,234
Reverse stock split rounding adjustment	-	-	47,501	475	-	-	(475)	-	-	-	-
Issuance of common stock upon cash exercise of Series E warrants	-	-	629,409	6,291	-	-	1,645,207	-	-	-	1,651,498
Issuance of restricted stock to vendors	-	-	42,760	428	-	-	204,393	-	-	-	204,821
Issuance of common stock upon cashless exercise of Series F warrants	-	-	42,904	429	-	-	-	-	-	-	429
Issuance of common stock, Series I, H1 and H2 warrants, net of issuance costs	-	-	675,183	6,752	-	-	9,110,829	-	-	-	9,117,581
Foreign currency translation loss	-	-	-	-	-	-	-	-	(144,026)	-	(144,026)
Net loss	-	-	-	-	-	-	-	(2,977,667)	-	(9,098)	(2,986,765)
Balance, March 31, 2024	-	$-	2,913,799	$29,135	(116)	$(1)	$60,946,174	$(49,180,085)	$(662,405)	$(135,046)	$10,997,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity*

For the three and nine months ended March 31, 2024 and 2023

(Unaudited)

	Convertible preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	interest	equity
Balance, June 30, 2022	-	$-	62,042	$620	-	$-	$38,588,290	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Foreign currency translation loss	-	-	-	-	-	-	-	-	(135,559)	-	(135,559)
Net loss	-	-	-	-	-	-	-	(1,208,293)	-	(5,785)	(1,214,078)
Balance, September 30, 2022	-	-	62,042	620	-	-	38,588,290	(32,384,146)	(923,694)	(84,936)	5,196,134
Issuance of Series C preferred stock and common stock for acquisition, net of issuance costs	2,363,003	23,630	12,347	124	-	-	4,700,517	-	-	-	4,724,271
Issuance of Series D preferred stock, net of issuance costs	176,462	1,765	-	-	-	-	160,695	-	-	-	162,460
Stock awards issued to employees	-	-	2,084	21	-	-	259,979	-	-	-	260,000
Payment of tax withholding for employee stock awards	-	-	-	-	(116)	(1)	(14,407)	-	-	-	(14,407)
Foreign currency translation gain	-	-	-	-	-	-	-	-	361,597	-	361,597
Net loss	-	-	-	-	-	-	-	(420,600)	-	(6,471)	(427,071)
Balance, December 31, 2022	2,539,465	25,395	76,473	765	(116)	(1)	43,695,074	(32,804,746)	(562,097)	(91,407)	10,262,984
Reverse stock split rounding adjustment	-	-	938	9	-	-	(9)	-	-	-	-
Issuance of common stock and warrants, net of issuance costs	-	-	54,583	546	-	-	2,093,120	-	-	-	2,093,666
Issuance of common stock upon cashless exercise of warrants	-	-	8,465	85	-	-	(85)	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(77,787)	-	(77,787)
Net loss	-	-	-	-	-	-	-	(6,343,906)	-	(8,111)	(6,352,017)
Balance, March 31, 2023	2,539,465	$25,395	140,459	$1,405	(116)	$(1)	$45,788,100	$(39,148,652)	$(639,884)	$(99,518)	$5,926,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(7,395,572)	$(7,993,166)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	737,906	702,487
Depreciation included in cost of revenue	8,602	-
Depreciation on leased assets	178,891	94,171
Non-cash loss on foreign currency translation, net	-	8,936
Provision for credit losses	6,759	-
Provision for inventory write-off	69,279	186,834
Goodwill impairment	-	4,096,490
Stock-based compensation	218,305	260,000
Non-cash refund of R&D expenditure claims	(112,293)	(125,128)
Fair value gain on revaluation of convertible notes	-	(1,455,078)
Fair value gain on revaluation of holdback Series C Preferred Stock	(175,738)	(607,800)
Non-cash other operating activities	8,053	-
Changes in operating assets and liabilities:
Accounts receivable	(66,040)	(296,049)
Inventories	102,002	(74,866)
Grant receivable/deferred grant income	-	(213,543)
Research and development tax incentive receivable	166,287	(225,408)
Other current assets	-	(187,273)
Accounts and other payables	(481,281)	(937,960)
Other payables	266,973	-
Other long-term liabilities	5,384	(25,687)
Operating lease liabilities	(165,072)	-
Net cash used in operating activities	(6,627,555)	(6,793,040)

Cash flows from Investing Activities
Cash acquired from business acquisition	-	174,481
Cash payment for business acquisition	-	(181,750)
Amount invested on construction in progress	(54,118)	(505,123)
Net cash used in investing activities	(54,118)	(512,392)

Cash flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	3,786,164	2,554,463
Proceeds from exercise of warrants, net of issuance costs	1,651,498	-
Proceeds from private placement, net of issuance costs	9,117,581	-
Proceeds from issuance of preferred stock	-	220,578
Payment of equity issuance costs - others	-	(464,727)
Payment of equity issuance costs relating to acquisition of IFP	-	(806,397)
Payment of tax withholding for employee stock awards	-	(14,407)
Payment of finance lease liabilities	-	(100,297)
Net cash provided by financing activities	14,555,243	1,389,213

Effect of foreign exchange rates on cash and cash equivalents	(13,291)	(41,538)

Net increase (decrease) in cash and cash equivalents	7,860,279	(5,957,757)
Cash and cash equivalents, beginning of period	1,537,244	8,238,301
Cash and cash equivalents, end of period	$9,397,523	$2,280,544

Non-cash investing and financing activities
Shares issued for business acquisition	$-	$5,530,667
Note receivable settled for business acquisition	-	504,398
Deferred consideration payable for business combination	-	399,250
Equity issuance costs in accounts payable and accrued expenses	185,688	54,187
Conversion of preferred shares into common shares	57,287	-
Conversion of holdback Series C Preferred Stock into common stock	32,762	-
Issuance of common stock upon cashless exercise of Series F warrants	6,551	-

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

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect both the 1-for-20 Reverse Stock Split on February 9, 2023 and the 1-for-12 Reverse Stock Split on January 26, 2024. The February 2023 Reverse Stock Split and the January 2024 Reverse Stock Split are collectively referred to herein as the “Company’s Reverse Stock Splits”.

NOTE 2. LIQUIDITY AND GOING CONCERN

On October 4, 2023, the Company raised approximately $4.38 million, prior to deducting underwriting discounts and commissions and offering expenses, via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million. Refer to Note 10 for details.

On February 7, 2024, the Company raised approximately $1.77 million, prior to deducting closing costs and placement agent fees, via a warrant inducement transaction with holders of the Company’s Series E Warrants issued on October 4, 2023. Net proceeds to the Company, after deducting closing costs, placement agent fees, and other estimated expenses payable by the Company, were approximately $1.58 million. Refer to Note 10 for details.

On March 12, 2024, the Company raised approximately $10.1 million, prior to deducting placement agent’s fees and other offering expenses via a private placement of common stock and warrants priced at-the-market under Nasdaq rules. Net proceeds to the Company, after deducting placement agent’s fees and other estimated offering expenses payable by the Company, were approximately $9.1 million. Refer to Note 10 for details.

The Company incurred a net loss of $2,977,667 and $7,372,512 (after losses attributable to non-controlling interest) for the three and nine months ended March 31, 2024, respectively (net loss of $6,343,906 and $7,972,799 for the three and nine months ended March 31, 2023, respectively). As of March 31, 2024, the Company has shareholders’ equity of $10,997,772, working capital of $5,814,284, and an accumulated deficit of $49,180,085.

The Company anticipates operating losses for the foreseeable future. The Company does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it sufficiently delivers on its objectives which include completion of the regulatory approval process in the United States of America (USA) and other markets where such approval may be required, expansion of its revenue base into target markets, and the continued development of its products.

The ability to achieve these objectives is subject to inherent risks and no assurance can be provided that these objectives will be fully achieved within the next 12 months.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of the unaudited condensed consolidated financial statements. As a result, the Company believes there is material risk that its cash and cash equivalents as of March 31, 2024, of $9,397,523, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, the Company may be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully meet the stated objectives and/or raise additional capital.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and nine months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2023 (the “2023 Form 10-K”).

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

Revenues are used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues are attributable to the IFPG segment during the three and nine months ended March 31, 2024 and 2023.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023
Sales of goods - cartridges	$448,868	$252,682	$1,159,876	$467,043
Sales of goods - readers	227,361	134,366	752,052	237,554
Other sales	147,571	70,010	472,029	109,140
Total revenue	$823,800	$457,058	$2,383,957	$813,737

Other income

The other income is mainly comprised of grant income and Research & Development (“R&D”) tax refund.

a) Grant income

On June 30, 2021, the Company executed a definitive grant agreement with the Australian Government to assist with building a manufacturing facility. The grant has a total value of up to $4.7 million upon the achievement of certain milestones until March 28, 2024 (extended to March 28, 2025 on April 16, 2024) Proceeds from the grant will be used primarily to reimburse the Company for costs incurred in the construction of the manufacturing facility.

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

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income that is recognized in the statement of operation on a systematic basis over the useful life of the asset or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. The Company has elected to record the grants received initially as deferred income and deduct the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability. A total of $535,863 and $646,116 was recognized as a reduction to the CIP asset on the consolidated balance sheets as of March 31, 2024 and June 30, 2023, respectively.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payment received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to the coronavirus pandemic in the preceding year. The Company has only completed 4 of the 8 milestones in the grant agreement as of March 31, 2024. Subsequent to the quarter ended March 31, 2024, on April 16, 2024, the Company entered into a Deed of Variation with Australian Government, Department of Industry, Science and Resources, extending the project completion date to March 28, 2025. The deed of variation also made certain modifications to the project costs. The overall budget of the project has been reduced by $1.65 million to account for the changes in scope of the project.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Further, IAS 20 permits for recognition of earnings either separately under a general heading such as other income, or as a reduction of the cost of the asset. The Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $34,011 and $112,293 deferred grant income was recognized within other income during the three and nine months ended March 31, 2024, respectively. Deferred grant income recognized within other income during the three and nine months ended March 31, 2023, was $26,576 and $125,128, respectively.

b) R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized when it is probable that the amount will be recovered in full through a future claim. A total of $49,831 and $234,624 of R&D tax refund income was recognized in other income during the three and nine months ended March 31, 2024, respectively. R&D tax refund income was $91,104 and $573,497 during the three and nine months ended March 31, 2023, respectively.

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

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The fair value of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. To the extent possible, the Company will estimate and recognize expected forfeitures.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the spot rate on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. The functional currency of INBS is the United States dollar. Foreign currency movements resulted in a loss of $144,026 and $86,909 for the three and nine months ended March 31, 2024, respectively. Foreign currency movements resulted in a loss of $77,787 and a gain of $148,251 for the three and nine months ended March 31, 2023, respectively.

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

As of March 31, 2024, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the unaudited condensed consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

Cash and Cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of March 31, 2024 and June 30, 2023, there were no cash equivalents. The Company maintains cash accounts with financial institutions. At times, balances in these accounts may exceed federally insured limits. The amounts over these insured limits as of March 31, 2024, and June 30, 2023, were $8,963,120 and $1,114,687, respectively. No losses have been incurred to date on any deposits.

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

Impairment of Long-lived Assets and Goodwill

Long-lived assets consist of property and equipment, right-of-use assets and other intangible assets. We assess impairment of assets groups, including intangible assets at least annually or more frequently if there are any indicators for impairment. The Company did not recognize any impairments of long-lived assets during the three and nine months ended March 31, 2024 and 2023.

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

The IFPG segment accounted for 100% of the Company’s revenue during the three and nine months ended March 31, 2024 and 2023.

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A)	Revenue, government support income and net loss

	Three Months Ended March 31, 2024
	IFPG	SGBP	Total
Revenue
United Kingdom	$799,811	$-	$799,811
Australia	8,789	-	8,789
Other	15,200	-	15,200
Total Revenue	$823,800	$-	$823,800

Government Support Income
United Kingdom	$19,767	$-	$19,767
Australia	-	64,075	64,075
Total Government Support Income	$19,767	$64,075	$83,842

Total Revenue and Government Support Income	$843,567	$64,075	$907,642

Net Loss	$(1,083,630)	$(1,903,135)	$(2,986,765)

	Three Months Ended March 31, 2023
	IFPG	SGBP	Total
Revenue
United Kingdom	$371,210	$-	$371,210
Australia	-	-	-
Other	85,848	-	85,848
Total Revenue	$457,058	$-	$457,058

Government Support Income
United Kingdom	$49,267	$-	$49,267
Australia	-	68,413	68,413
Total Government Support Income	$49,267	$68,413	$117,680

Total Revenue and Government Support Income	$506,325	$68,413	$574,738

Net Loss	$(4,792,919)	$(1,559,098)	$(6,352,017)

	Nine Months Ended March 31, 2024
	IFPG	SGBP	Total
Revenue
United Kingdom	$2,210,409	$-	$2,210,409
Australia	33,676	-	33,676
Other	139,872	-	139,872
Total Revenue	$2,383,957	$-	$2,383,957

Government Support Income
United Kingdom	$126,705	$-	$126,705
Australia	-	220,212	220,212
Total Government Support Income	$126,705	$220,212	$346,917

Total Revenue and Government Support Income	$2,510,662	$220,212	$2,730,874

Net Loss	$(2,732,728)	$(4,662,844)	$(7,395,572)

	Nine Months Ended March 31, 2023
	IFPG	SGBP	Total
Revenue
United Kingdom	$676,883	$-	$676,883
Australia	-	-	-
Other	136,854	-	136,854
Total Revenue	$813,737	$-	$813,737

Government Support Income
United Kingdom	$156,824	$-	$156,824
Australia	-	541,801	541,801
Total Government Support Income	$156,824	$541,801	$698,625

Total Revenue and Government Support Income	$970,561	$541,801	$1,512,362

Net Loss	$(4,454,451)	$(3,538,715)	$(7,993,166)

B)	Long-lived assets and inventories

	As of March 31, 2024
	IFPG	SGBP	Total
Long-lived assets, net
United Kingdom	$4,899,114	$-	$4,899,114
Australia	-	619,248	619,248
Total Long-Lived Assets	$4,899,114	$619,248	$5,518,362

Inventories, net
United Kingdom	$810,889	$-	$810,889
Australia	67,016	-	67,016
Total Inventories	$877,905	$-	$877,905

Total Long-Lived Assets and Inventory	$5,777,019	$619,248	$6,396,267

	As of June 30, 2023
Long-lived assets, net
United Kingdom	$5,730,831	$-	$5,730,831
Australia	-	761,220	761,220
Total Long-Lived Assets	$5,730,831	$761,220	$6,492,051

Inventories, net
United Kingdom	$880,696	$-	$880,696
Australia	99,211	-	99,211
Total Inventory	$979,907	$-	$979,907

Total Long-Lived Assets and Inventory	$6,710,738	$761,220	$7,471,958

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

The table below summarizes the fair value of the consideration transferred in the acquisition (pre-Company’s Reverse Stock Splits):

Purchase consideration*	Amount
Cash	$363,500
Note receivable settled for business acquisition	504,938
Common Stock - 2,963,091 shares @ $0.5502 / share	1,630,293
Series C Preferred Stock (base) - 2,363,003 shares @ 3 x $0.5502 / share	3,900,373
Series C Preferred Stock (holdback) - 500,000 shares @ 3 x $0.5502 / share	825,300
Total purchase price	$7,224,404

*	The description of the IFP Acquisition below this table describes the purchase consideration on a post-Company’s Reverse Stock Splits basis.

Pursuant to the Share Exchange Agreement, the Company acquired from the IFP Sellers all of the issued and outstanding shares of the capital stock of IFP, and as consideration therefore, the Company issued and sold to the IFP Sellers upon the closing of the IFP Acquisition (the “IFP Closing”) an aggregate number of 12,347 (as adjusted for Company’s Reverse Stock Splits) shares of the Company’s common stock, and (ii) 2,363,003 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”).

Up to an additional 1,649,273 shares of Series C Preferred Stock were reserved for potential future issuance by the Company, consisting of (i) 500,000 shares of Series C Preferred Stock, that were held back from the IFP Sellers for one year after the IFP Closing to secure potential indemnification claims by the Company against the IFP Sellers and (ii) 1,149,273 shares of Series C Preferred Stock to certain lenders to IFP (the “IFP Lenders”). Each share of Series C Preferred Stock was convertible into 0.0125 shares of common stock at the time of conversion (after giving effect to the Company’s Reverse Stock Splits), which was contingent upon approval by the Company’s stockholders that was obtained on May 8, 2023.

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

The Series C Preferred Stock does not have any voting rights (other than as required by law) and does not carry dividends or a liquidation preference. Each share of Series C Preferred Stock was initially convertible into 3 shares of common stock, subject to adjustment as noted above. Following the Company’s Reverse Stock Splits, each share of Series C Preferred Stock was convertible into 0.0125 shares of common stock. The loan receivable from IFP of $504,938 as of October 4, 2022, was treated as a cash consideration in accordance with ASC 805.

The Company incurred $806,397 of equity issuance costs in relation to issuing common and Series C Preferred Stock to acquire IFP. These costs were recognized as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

At the Special Meeting on May 8, 2023, the last of the remaining Company Stockholder Approval Matters were approved when the Company’s stockholders approved the full conversion of all Series C Preferred Stock and an increase in the number of shares authorized for issuance under the 2019 Long Term Incentive Plan (“2019 Plan” or the “Plan”). Subsequently, effective as of May 10, 2023, all 3,512,277 shares of outstanding Series C Preferred Stock (which included the 1,149,273 Lender Preferred Shares, but not the 500,000 Closing Holdback Shares (which were not outstanding)) were converted into an aggregate of 43,902 shares of common stock (as adjusted for Company’s Reverse Stock Splits).

The 500,000 “Closing Holdback Shares” were shares of Series C Preferred Stock that were held back from issuance to the IFP Sellers for one year after the IFP Closing in order to secure potential indemnification claims by the Company against the IFP Sellers. Effective one year after the IFP Closing, the 500,000 Closing Holdback Shares were issued and immediately converted into an aggregate of 6,248 shares of common stock (as adjusted for Company’s Reverse Stock Splits).

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

Intangible assets acquired from IFP were remeasured at March 31, 2024 and June 30, 2023 using the applicable spot rate.

Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the three months ended March 2024, the nine months ended March 2024 and the three months ended March 2023 are not required because the results of the acquired business are included in the Company’s results. The following unaudited pro-forma consolidated results of operations for the nine months ended March 31, 2023, has been prepared as if the acquisition of IFP had occurred on July 1, 2022 and includes adjustments for amortization related to the valuation of acquired intangibles:

	Nine Months Ended March 31, 2023
	As Reported	Pro Forma
Revenue	$813,737	$1,161,223
Net loss	$(7,993,166)	$(9,234,721)
Net loss attributable to Intelligent Bio Solutions Inc.	$(7,972,799)	$(9,214,354)
Net loss per share, basic and diluted	$(104.04)	$(120.25)

NOTE 6. INVENTORIES, NET

Inventories consist of the following:

	March 31, 2024	June 30, 2023
Raw material & work-in-progress	$625,771	$419,889
Finished goods	518,468	757,518
Less: provision for inventory obsolescence	(266,334)	(197,500)
Inventory, net	$877,905	$979,907

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as March 31, 2024:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$593,210	$1,362,142	$4,350,068
Customer relationships	3 years	252,000	29,203	140,602	140,601
Trade names and trademarks	Indefinite	92,000	10,661	-	102,661
Total intangible assets		$5,463,000	$633,074	$1,502,744	$4,593,330

Intangible assets, net consist of the following as of June 30, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$603,422	$780,500	$4,941,922
Customer relationships	3 years	252,000	29,127	70,282	210,845
Trade names and trademarks	Indefinite	92,000	10,634	-	102,634
Total intangible assets		$5,463,000	$643,183	$850,782	$5,255,401

Intangibles assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

Expense related to the amortization of intangible assets for the three and nine months ended March 31, 2024, was $283,708 and $726,168, respectively. Expenses related to the amortization of intangible assets for the three and nine months ended March 31, 2023, was $346,548 and $686,570, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Remainder of 2024	$221,164
2025	884,656
2026	814,355
2027	790,921
2028	790,921
Thereafter	988,652
Total	$4,490,669

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

The components of lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Amortization of operating lease right-of-use assets	$60,062	$45,548	$178,891	$94,171
Interest on operating lease liabilities	20,704	23,712	61,022	46,160
Total lease costs	$80,766	$69,260	$239,913	$140,331

As of March 31, 2024, the weighted average remaining lease-term and discount rate on the Company’s leases were 1.6 years and 13.2%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of March 31, 2024, is as follows:

Remainder of 2024	$74,181
2025	308,145
2026	82,964
Total lease payments	465,290
Less: present value discount	(50,751)
Lease liabilities	414,539

NOTE 10. SHAREHOLDERS’ EQUITY

As of March 31, 2024, there were warrants outstanding to purchase shares amounting to 6,841,930 of common stock held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock, subject to adjustment upon the occurrence of specified events including reverse stock splits.

March 2024 Private Placement

On March 8, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by the Company of (i) 675,183 shares (the “Shares”) of the Company’s common stock, (ii) Series I Pre-Funded Common Stock purchase warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,548,150 shares of common stock, (iii) Series H-1 warrants to purchase up to an aggregate of 2,223,333 shares of common stock (the “Series H-1 Warrants”), and (iv) Series H-2 warrants to purchase up to an aggregate of 2,223,333 shares of common stock (the “Series H-2 Warrants” and, collectively with the Series H-1 Warrants and Pre-Funded Warrants, the “March Warrants”), in a private placement offering (the “March 2024 Offering”). The combined purchase price of one share of common stock (or one Pre-Funded Warrant) and accompanying Series H-1 Warrant and Series H-2 Warrant was $4.55. The March 2024 Offering closed on March 12, 2024.

Subject to certain ownership limitations, the March Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.01 (as adjusted from time to time in accordance with the terms thereof) and may be exercised at any time until the Pre-Funded Warrants are exercised in full. Each Series H-1 Warrant and Series H-2 Warrant is exercisable into one share of common stock at a price per share of $4.55 (as adjusted from time to time in accordance with the terms thereof). The Series H-1 Warrants have a term of eighteen months following the date a registration statement registering all warrant shares underlying the Series H-1 Warrants is declared effective by the SEC. The Series H-2 Warrants have a term of exercise equal to five (5) years, which will be reduced to 20 calendar days following any date the Company makes a public announcement of 510(k) clearance by the U.S. Food and Drug Administration of the Company’s Intelligent Fingerprinting Drug Screening System.

The gross proceeds to the Company from the March 2024 Offering were approximately $10.1 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the cash exercise of the March Warrants. The Company intends to use the net proceeds from the March 2024 Offering for working capital and for general corporate purposes.

In connection with the Purchase Agreement, the Company entered in a Registration Rights Agreement and agreed to file by March 18, 2024, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of common stock sold to investors and the shares of common stock issuable upon exercise of the March Warrants, and to use its best efforts to cause the Resale Registration Statement to be declared effective no later than April 22, 2024.

The Shares, the March Warrants, and the shares issuable upon exercise of the March Warrants were sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 of Regulation D promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

On March 8, 2024, the Company entered into a Placement Agency Agreement with Ladenburg Thalmann & Co. Inc. (the “Agent”) pursuant to which the Company agreed to pay the Agent (i) a cash fee equal to 8.0% of the gross proceeds received by the Company in the March 2024 Offering, (ii) a management fee equal to 1.0% of the gross proceeds received by the Company in the March 2024 Offering, (iii) common stock purchase warrants to purchase such number of shares of common stock equal to 5% of the aggregate number Shares and Pre-Funded Warrants sold in the March 2024 Offering, which warrants are to have an exercise price equal to 125% of the offering price per share and an expiration date of 5 years from issuance (the “Placement Agent Warrants”); (iv) a cash fee equal to 9.0% of the gross proceeds received by the Company from the cash exercise of any H-1 Warrants and H-2 Warrants; and (vi) reimbursement of the Agent’s expenses in an amount up to $145,000. The Placement Agent Warrants and the shares issuable upon exercise of the Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Warrant Inducement Transaction

On February 4, 2024, the Company entered into warrant inducement agreements (the “Inducement Agreements”) with certain accredited and institutional holders (collectively, the “Holders”) of the Company’s outstanding Series E Warrants issued on October 4, 2023 (the “Series E Warrants”). Pursuant to the Inducement Agreements, each Holder that exercised its Series E Warrants pursuant to the Inducement Agreement received one (1) replacement warrant (a “Series G Warrant”) for each Series E Warrant exercised (the “Warrant Inducement Transaction”). The Series E Warrants had an exercise price of $2.9232 per share. The Series G Warrants are exercisable immediately upon issuance, expire on the five and one half (5.5) year anniversary of the date of issuance, and have an initial exercise price equal to $4.50 per share.

The closing of the Warrant Inducement Transaction took place on February 7, 2024. Gross proceeds to the Company from the exercise of the Series E Warrants was approximately $1.77 million, prior to deducting closing costs and placement agent fees. As a result of the Holders exercising the Series E Warrants, the Company issued an aggregate of 606,064 shares of common stock.

The issuance of the Series G Warrants was made in reliance upon an exemption from the registration requirements pursuant to Section 4(a)(2) of the Securities Act.

October 2023 Offering

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

The original exercise price of the Series E Warrants was $0.55 per share ($6.60 post-Company’s Reverse Stock Splits) which was subject to a one-time reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the five-day volume weighted average price for the five trading days immediately following the date the Company effects a reverse stock split. As a result of the January 2024 Reverse Stock Split, the exercise price of the Series E Warrants was reset to $2.9232 per share. The original exercise price of the Series F Warrants was $0.55 per share ($6.60 post-Company’s Reverse Stock Splits), but is subject to an alternate cashless exercise option pursuant to which the holder has the right to receive an aggregate number of shares of common stock on a one-for-one basis (one-for-1/12 post-Company’s Reverse Stock Splits) (subject to adjustment).

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

Also on October 4, 2023, following the one-year anniversary of the IFP Acquisition, the Company issued 74,971 (6,248 shares post January 2024 Reverse Stock Split) shares of common stock to the IFP Sellers in connection with the release of the 500,000 Closing Holdback Shares, which consisted of Series C Preferred Stock that were then immediately converted to common stock at a rate of 0.15 shares (0.0125 shares post-Company’s Reverse Stock Splits) of common stock per share of Series C Preferred Stock. See Note 5 for further detail of the IFP Acquisition.

Subsequent to the October 2023 Offering, all 5,728,723 shares of the outstanding Series E Preferred Stock were converted into an aggregate of 5,728,723 shares (477,394 post-Company’s Reverse Stock Splits) of common stock. Additionally, the Company issued 7,346,178 shares (612,182 post-Company’s Reverse Stock Splits) of common stock pursuant in connection with the cashless exercise of the Company’s Series F Warrants.

Consulting Agreement

On February 29, 2024, the Company entered into a Consulting Agreement (the “C2C Agreement”) with C2C Advisors Inc. (“C2C”) pursuant to which C2C will provide certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) a cash fee of $25,000 per month and (b) a single grant of 37,500 restricted shares of common stock (the “C2C Grant Shares”). The C2C Agreement has an initial term of 6 months. For the three and nine months ended March 31, 2024, the Company recognized $179,625 and $179,625 of expense related to the C2C Agreement in the condensed consolidated statement of operations.

Advisory Agreement

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink will provide certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the three and nine months ended March 31, 2024, the Company recognized $25,195 and $25,195 of expense related to the ClearThink Agreement in the condensed consolidated statement of operations respectively.

Stock-based payments

For the three and nine months ended March 31, 2024, the Company recognized $218,305 and $218,305 of expense related to the stock-based compensation in the condensed consolidated statement of operations. All restricted stock granted during the three and nine months ended March 31, 2024 vested immediately. There are no unvested shares of restricted stock as of March 31, 2024 and 2023.

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

The following table provides a reconciliation of the beginning and ending balance of the Closing Holdback Shares (in the form of Series C Preferred Stock) measured at fair value on a recurring basis during the period:

Preferred stock carried at fair value
(Level 2)
Balance at June 30, 2023	$208,500
Fair value gain on revaluation of holdback Series C Preferred Stock	(131,250)
Balance at September 30, 2023	77,250
Fair value gain on revaluation of holdback Series C Preferred Stock	(44,488)
Conversion of holdback Series C Preferred Stock into Common Stock	(32,762)
Balance at December 31, 2023	-
Fair value gain on revaluation of holdback Series C Preferred Stock	-
Balance at March 31, 2024	$-

The Company did not have assets or liabilities carried at fair value using Level 1 inputs as of March 31, 2024 and 2023.

The Company did not have assets or liabilities carried at fair value using Level 3 inputs as of March 31, 2024. The Company had liabilities carried at fair value using Level 3 inputs as of March 31, 2023 amounting to $389,361 related to convertible note liabilities measured at fair value on a recurring basis.

The Company has not transferred any assets between fair value measurement levels during the three and nine months ended March 31, 2024 and 2023.

NOTE 12. RELATED PARTY TRANSACTIONS

October 2023 Offering

Spiro Sakiris, our Chief Financial Officer, purchased 112,727 units on the same terms as the other purchasers in the October 2023 Offering. Mr. Christopher Towers, a member of our Board of Directors (the “Board”), purchased 9,090 units on the same terms as the other purchasers in the October 2023 Offering. Each unit consisted of one share of common stock, one Series E Warrant and one Series F Warrant.

NOTE 13. COMMITMENTS AND CONTINGENCIES

On February 9, 2024, the Company signed an agreement with Cliantha Research to conduct a clinical study as a part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $494,197 on completion of certain milestones. As of March 31, 2024, $343,742 remains payable under the agreement.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,977,667)	$(6,343,906)	$(7,372,512)	$(7,972,799)
Basic and diluted net loss per share attributed to common shareholders	$(1.43)	$(68.67)	$(6.64)	$(104.04)
Weighted-average number of shares outstanding	2,079,864	92,389	1,110,089	76,629

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

Post-Consolidated Company Reverse Stock Split: Anti-dilutive warrants and preferred stock

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Warrants	6,841,930	104,564	6,841,930	104,564
Preferred Stock	-	380,896	-	380,896

NOTE 15. SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2024, (i) an investor in the March 2024 Offering exercised 200,000 Pre-Funded Warrants and (ii) the Company issued 3,250 employee shares of common stock to an employee under the 2019 Plan.

Subsequent to the quarter ended March 31, 2024, the Company entered into a Deed of Variation with Australian Government, Department of Industry, Science and Resources amending the original grant agreement dated June 30, 2021. The deed of variation extended the project completion date to March 28, 2025. The deed of variation also made certain modifications to the project costs. The overall budget of the project has been reduced by $1.65 million to account for changes in scope of the project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2023 Form 10-K and our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2023 Form 10-K.

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

COV2 License Agreement - On June 23, 2020, we entered into a COV2 License Agreement with LSBD. The COV2 License Agreement sets forth our contractual rights and responsibilities relating to the COV2 Products. The “COV2 Products” include: (i) a biosensor strip for antibodies against SARS-CoV-2; (ii) a proprietary smartphone application for the purpose reading, storing, analyzing and providing patient support programs for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2); and/or (iii) a dedicated sensor strip reading device for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) The COV2 Products only include products that are supplied by an authorized supplier.

Highlights of Achievements

Our major highlights of achievements through the quarter ended March 31, 2024:

●	As of the quarter end March 31, 2024, the Company had cash balance of $9.40 million after raising approximately $10.76 million after deducting placement agent fees, closing costs, and other estimated offering expenses payable by the Company, via a warrant inducement transaction and a private placement offering of the Company’s securities.

●	On February 28, 2024, the Company announced its partnership with Cliantha Research to conduct the pharmacokinetic (PK) study as part of its FDA 510(k) clinical studies plan. Initiating the clinical studies plan represents a critical milestone for the organization, and the Company remains on track for its planned product launch in the United States in 2025.

●	During the quarter, the Company announced new partnerships with Robinson Brothers, DGP Plc and James Jones & Sons. Continued customer account growth demonstrates the strength of the Company’s proprietary fingerprint sweat-based technology in the market. The Company looks to continue this momentum and expand into new customer segments and geographical regions throughout APAC Region, Europe, South America and the United Arab Emirates.

●	Subsequent to the quarter end, on April 11, 2024, the Company announced that its wholly owned subsidiary, Intelligent Fingerprinting Limited, had been granted a new European patent with unitary effect for its DSR-Plus Cartridge Reader, bringing the patent into effect in 17 European countries.

●	26 new customer accounts secured throughout the quarter, representing a combined headcount of approximately 16,779 employees.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2024 and 2023

	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023
Revenue	$823,800	$457,058	$2,383,957	$813,737
Cost of revenue (exclusive of amortization shown separately below)	(645,311)	(424,009)	(1,773,889)	(536,644)
Gross profit	178,489	33,049	610,068	277,093

Other income:
Government support income	83,842	117,680	346,917	698,625

Operating expenses:
Selling, general and administrative expenses	(2,425,830)	(1,898,754)	-6,587,934	(5,594,461)
Development and regulatory approval expenses	(471,313)	(299,898)	-923,712	(380,363)
Depreciation and amortization	(318,923)	(398,986)	-916,796	(797,142)
Goodwill impairment	-	(4,096,490)	-	(4,096,490)
Total operating expenses	(3,216,066)	(6,694,128)	(8,428,442)	(10,868,456)
Loss from operations	(2,953,735)	(6,543,399)	(7,471,457)	(9,892,738)

Other income (expense), net:
Interest expense	(42,674)	(86,125)	(112,590)	(163,957)
Realized foreign exchange income/(loss)	(996)	7,212	(1,551)	(8,936)
Fair value gain on revaluation of financial instrument	-	269,787	175,738	2,062,878
Interest income	10,640	508	14,288	9,587
Total other income (expense), net	(33,030)	191,382	75,885	1,899,572
Net loss	(2,986,765)	(6,352,017)	(7,395,572)	(7,993,166)
Net loss attributable to non-controlling interest	(9,098)	(8,111)	(23,060)	(20,367)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,977,667)	$(6,343,906)	$(7,372,512)	$(7,972,799)

Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss)	(144,026)	(77,787)	(86,909)	148,251
Total other comprehensive income/(loss)	(144,026)	(77,787)	(86,909)	148,251
Comprehensive loss	(3,130,791)	(6,429,804)	(7,482,481)	(7,844,915)
Comprehensive loss attributable to non-controlling interest	(9,098)	(8,111)	(23,060)	(20,367)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(3,121,693)	(6,421,693)	(7,459,421)	(7,824,548)

Net loss per share, basic and diluted*	$(1.43)	$(68.67)	$(6.64)	$(104.04)
Weighted average shares outstanding, basic and diluted*	2,079,864	92,389	1,110,089	76,629

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023, throughout the condensed consolidated financial statement unless otherwise stated.

Revenue

Sales of goods

Revenue from sales of goods increased by $366,742 from $457,058 to $823,800 for the quarter ended March 31, 2024, compared to same period in 2023. This is due to the expansion of the customer base, both in the pre-existing markets and expansion into new regions. We expect this trend to continue as we expand into new markets in the future.

Revenue from sales of goods increased by $1,570,220 from $813,737 to $2,383,957 for the nine months ended March 31, 2024, compared to same period in 2023. This is both due to the acquisition of IFP on October 4, 2022, and the subsequent expansion of the customer base as noted above.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023
Sales of goods - cartridges	$448,868	$252,682	$1,159,876	$467,043
Sales of goods - readers	227,361	134,366	752,052	237,554
Other sales	147,571	70,010	472,029	109,140
Total revenue	$823,800	$457,058	$2,383,957	$813,737

Cost of revenue

Cost of revenue increased by $221,302 from $424,009 to $645,311 for the quarter ended March 31, 2024, compared to same period in 2023. Cost of revenue relates to the direct labor, direct material costs and direct overhead costs incurred in the production of the goods. This is in line with expectations, as we grow the business and expand into new markets, which will drive revenue growth.

Cost of revenue increased by $1,237,245 from $536,644 to $1,773,889 for the nine months ended March 31, 2024, compared to same period in 2023. The increase in cost of revenue is driven by the increase in revenue, attributable to the acquisition of IFP in October 2022.

Gross profit

Gross profit is primarily attributable to the IFPG segment.

Gross profit increased by $145,440 from $33,049 to $178,489 for the quarter ended March 31, 2024, compared to same period in 2023. This has been driven by increased revenue from acquiring new customers for the IFP product, offset by direct costs in establishing our product in the new market and acquiring new customers. We expect gross profit margin to continue to grow as the business expands its customer base in existing and new markets.

Gross profit increased by $332,975 from $277,093 to $610,068 for the nine months ended March 31, 2024, compared to same period in 2023. This is due to the growth in revenue due to expansion of the customers base, offset by the increased direct costs of establishing our product in new markets and acquiring new customers.

Government support income

Government support income in the IFPG and SGBP segments decreased by $33,838 from $117,680 to $83,842 for the quarter ended March 31, 2024, compared to same period in 2023. This decrease was primarily attributable to timing of amounts spent on qualifying research and development expenditure for research and development government subsidies.

Government support income in the IFPG and SGBP segment decreased by $351,708 from $698,625 to $346,917 for the nine months ended March 31, 2024, compared to same period in 2023. This decrease was primarily attributable to timing of the amounts spent on qualifying research and development expenditure for research and development government subsidies.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $527,076 to $1,898,754 from $2,425,830 for the quarter ended March 31, 2024, compared to the same period in 2023. This increase is primarily due to engagement of consultants for marketing, media and investor relationship management, capital raising, professional fees for legal and compliance as the Company continues to expand its business and conduct clinical study as it progresses along its 510(k) pathway.

Selling, general and administrative expenses increased by $993,473 to $6,587,934 from $5,594,461 for the nine months ended March 31, 2024, compared to the same period in 2023. This increase is primarily due to engagement of consultants for marketing, media and investor relationship management, capital raising, professional fees for legal and compliance as the Company continues to expand its business and conduct clinical study as it progresses along its 510(k) pathway.

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

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $171,415 from $299,898 to $471,313 for the quarter ended March 31, 2024, compared to the same period in 2023. This increase is primarily driven by amount spent on in-house research and development staff and timing of R&D work performed by the research partners engaged by the business.

Development and regulatory approval expenses increased by $543,349 from $380,363 to $923,712 for the nine months ended March 31, 2024, compared to the same period in 2023. This increase is primarily driven by amount spent on in-house research and development staff and timing of R&D work performed by the research partners engaged by the business, as noted above.

As the Company continues its FDA 501(k) clinical study plan, we expect its development and regulatory expenses to increase in future periods, as demonstrated by the results above. Depreciation and amortization

Depreciation and amortization decreased by $80,063 from $398,986 to $318,923 for the quarter ended March 31, 2024, compared to same period in 2023. This is due to the re-evaluation of the useful life of the technology assets acquired from IFP on October 4, 2022. The life of the technology assets was increased from 5 years to 7 years on April 1, 2023.

Depreciation and amortization increased by $119,654 from $797,142 to $916,796 for the nine months ended March 31, 2024, compared to same period in 2023. This is mainly due to inclusion of amortization of intangible assets for nine months to March 31, 2024 results as compared to approximately six months to March 31, 2023 upon the acquisition of IFP in October 2022 offset by the revaluation of the useful life of technology assets as noted above.

Other income and expenses

Interest expense

Interest expense decreased by $43,451 from $86,125 to $42,674 for the quarter ended March 31, 2024, as compared to the same period in 2023. This decrease was attributable to the conversion of the convertible notes into common shares of the Company in May 2023.

Interest expenses decreased by $51,367 from $163,957 to $112,590 for the nine months ended March 31, 2024, as compared to the same period in 2023. This decrease was attributable to the conversion of the convertible notes into common shares of the Company in May 2023.

Realized foreign exchange loss

Realized foreign exchange loss increased by $8,208 to a loss of $996 from an income of $7,212 for the quarter ended March 31, 2024, compared to the same period in fiscal 2023. This decrease was largely attributable to less favorable exchange rates while settling transactions in currencies other than its functional currencies.

Realized foreign exchange loss decreased by $7,385 to a loss of $1,551 from a loss of $8,936 for the nine months ended March 31, 2024, compared to the same period in fiscal 2023. This decrease was largely attributable to more favorable exchange rates while settling transactions in currencies other than its functional currencies.

Fair value movements through profit and loss

The fair value gain decreased by $269,787 from $269,787 to $0 for the quarter ended March 31, 2024, as compared to the same period in 2023. This increase is due to the revaluation gains on the convertible notes and contingent consideration for holdback shares resulting from the acquisition of IFP in the March 2023 quarter. The convertible notes and holdback Series C Preferred Stock shares were converted into common shares in May 2023 and October 2023 respectively.

The fair value gain decreased by $1,887,140 from $2,062,878 to $175,738 for the nine months ended March 31, 2024 as compared to the same period in 2023. This is due to the conversion of convertible notes and holdback shares into common shares of INBS as noted above.

Income tax (expense) benefit

There was no income tax expense for both the three and nine months ended March 31, 2024, and 2023, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain / (loss)

Unrealized foreign currency translation loss increased by $66,239 from $77,787 to $144,026 for the quarter ended March 31, 2024, compared to the same period in 2023. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and Liabilities of foreign subsidiaries in reporting currency.

Unrealized foreign currency translation gain decreased by $235,160 from a gain of $148,251 to a loss of $86,909 for the quarter ended March 31, 2024, compared to the same period in 2023. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of Assets and Liabilities of foreign subsidiaries in reporting currency.

Net loss

Net loss attributable to INBS decreased by $3,366,239 from $6,343,906 to $2,977,667 for the quarter ended March 31, 2024, compared to the same period in 2023. This decrease is primarily driven by impairment of goodwill of $4,096,490 in the quarter ending March 2023, offset by increase in the selling, general and administrative expenses as discussed above.

Net loss attributable to INBS decreased by $600,287 from $7,972,799 to $7,372,512 for the nine months ended March 31, 2024, compared to the same period in 2023. This decrease is primarily driven by goodwill impairment charges of $4,096,490 and combined results of operations after the acquisition of IFP offset by a recognition of fair value gain on revaluation of convertible notes and holdback Series C Preferred Stock of $2,062,878 during the same period in 2023.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, warrants, and the incurrence of debt. As of March 31, 2024, we had $9,397,523 in cash and cash equivalents and working capital of $5,814,284.

The Company expects that its cash and cash equivalents as of March 31, 2024, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. There can be no assurance that, in the event that the Company requires additional financing, such financing may be available on terms which are favorable to us, or at all.

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

As of March 31, 2024, and June 30, 2023, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documented policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) as an emerging growth company we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

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

We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations to develop and commercialize our products (including the SGT and planned applications of IFP Drug Screening System), we have relied primarily on equity, debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of March 31, 2024, of $9,397,523, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, the Company may be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

In connection with the preparation of our financial statements for the quarter ended March 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

The sale of a substantial number of shares of our common stock and other securities convertible into or exercisable for our common stock, such as those securities sold in the October 2023 Offering, the Warrant Inducement Transaction and March 2024 Offerings, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities.

The sale of a substantial number of shares of our common stock and other securities convertible into or exercisable for our common stock, such as those securities sold in the October 2023 Offering, the Warrant Inducement Transaction, and the March 2024 Offering could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. In addition to causing the market price of our common stock to decline, such sales could also greatly increase the volatility associated with the trading of our common stock. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our common stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. We cannot predict the number of these shares or warrants that might be sold nor the effect that future sales of our shares of our securities would have on the market price of our shares of common stock. See Note 10, Shareholders’ Equity for further details of the October 2023 Offering, the Warrant Inducement Transaction, and the March 2024 Offering.

We may not be able to satisfy the continued listing requirements of the Nasdaq Capital Market in order to maintain the listing of our common stock.

Minimum Bid Price Requirement

On November 16, 2023 the Company received a letter (the Bid Price Notice) from the Listing Qualifications Department of Nasdaq notifying the Company that the minimum closing bid price per share for its common stock was below $1.00 for 30 consecutive business days preceding the date of the Bid Price Notice, and that the Company did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

At our annual meeting of stockholders held on December 13, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “January Amendment”) to effect the reverse stock split at a ratio of not less than 1-for-2 and not more than l-for-12 at any time within 12 months following the date of stockholder approval, with the exact ratio to be set within this range by the Company’s Board at its sole discretion without further approval or authorization of our stockholders. The primary purpose of the reverse stock split was to increase the per share market price of our common stock.

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

Although the January 2024 Reverse Stock Split brought the price of our common stock back above $1.00 per share in order to meet the requirements for the continued listing of our common stock on the Nasdaq Capital Market, there can be no assurance that the closing bid price of our common stock will remain at or above $1.00 following the January 2024 Reverse Stock Split. If we fail to satisfy any of Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Stockholders’ Equity Requirement

On November 16, 2023, the Company received a letter from Nasdaq (the “Stockholder Equity Letter”), regarding its non-compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. The letter notified the Company that its stockholders’ equity, reported at $1,236,558 in the Quarterly Report on Form 10-Q for the period ending September 30, 2023, did not meet the Nasdaq Capital Market’s minimum stockholders’ equity requirement of $2,500,000 for continued listing as per Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). Nasdaq gave the Company until January 2, 2024, to submit a plan to regain compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1).

On December 15, 2023, the Company submitted a compliance plan to Nasdaq that included a pro forma balance sheet as of October 31, 2023 (the “Balance Sheet”). The Balance Sheet showed that the Company’s stockholders’ equity as of October 31, 2023, was $4,240,629, which was primarily the result of the of a public offering of the Company’s securities that closed on October 4, 2023. The Balance Sheet was also attached to a Current Report on Form 8-K filed by the Company on December 18, 2023 (the “December 8-K”).

On January 2, 2024, the Company received a letter from Nasdaq (the January Letter) stating that based on the December 8-K, the Staff had determined that the Company complies with the Listing Rule 5550(b)(1), but that if the Company failed to evidence compliance upon filing its Form 10-Q for the period ended December 31, 2023, the Company may be subject to delisting. The January Letter also noted, as did the Stockholder Equity Letter, that as of November 15, 2023, the Company did not meet either alternative to the Stockholders’ Equity Requirement, which alternatives require either a $35 million market value of listed securities or $500,000 of net income from continuing operations, as set forth in Listing Rules 5550(b)(2) or 5550(b)(3), respectively.

On February 13, 2024, Nasdaq confirmed that upon filing of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2023, the Company had for that period evidenced compliance with Nasdaq Listing Rule 5550(b)(1), the Stockholders’ Equity Requirement; and that the condition to remain in compliance with the Stockholders’ Equity Requirement was met, as per Nasdaq’s compliance determination of in the January Letter.

Although Nasdaq confirmed that Company had for the period ended December 31, 2023, evidenced compliance with the Stockholders’ Equity Requirement, there can be no assurance that the Company will continue to have a minimum stockholders’ equity of $2,500,000 and satisfy Nasdaq’s requirements for continued listing under Nasdaq Listing Rule 5550(b)(1), the Stockholders’ Equity Requirement. If we fail to satisfy any of Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

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

We understand that the External Administrator of LSBD (the Licensor of our SGT and COV2T products), pursuant to a creditors meeting held on July 21, 2023, sent notice to the creditors on July 24, 2023, stating that LSBD has appointed a liquidator on July 21, 2023. Our understanding is that the ownership of the intellectual property rights licensed by us reverts to the University of Newcastle. Accordingly, the Company plans to discuss the future licensing of the SGT products with the University of Newcastle. There is no timeline established yet in relation to this. There is an inherent risk related to the possibility of modifications to our rights to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s business, financial condition, and operating results.

If we are unable to achieve certain agreed milestones for the government grant we received, we may become liable to refund the grant we received. The Company has only completed 4 of the 8 agreed milestones set forth in the Company’s grant agreement with the Australian Government.

Subsequent to the quarter ended March 31, 2024, on April 16, 2024 the Australian Government Department of Industry, Science and Resources provided an extension to complete the project by March 28, 2025 with certain modification in project costs. If we are unable to achieve the agreed milestones by the extended date, we may become liable to refund the grant we received.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as previously reported in our Current Reports on Form 8-K filed with the SEC during the three months ended March 31, 2024, there were no unregistered sales of equity securities by us during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the period covered by this Quarterly Report on Form 10-Q, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2024).
4.1	Form of Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).
4.2	Form of Series H-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).
4.3	Form of Series I Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).
4.5	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).
10.3	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).
10.4*	Consulting Agreement, dated February 29, 2024, by and between C2C Advisors Inc. and Intelligent Bio Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2024).
10.5	Form of 2024 Warrant Inducement Agreement (Series E Warrants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

* Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(5) and Item 601(a)(6). Intelligent Bio Solutions Inc. hereby agrees to furnish a supplemental copy of any omitted exhibits, schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	May 8, 2024	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

