Form 10-K
period 2024-06-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2024-09-18
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

Intelligent Bio Solutions Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Intelligent Bio Solutions Inc.,
135 West, 41ST Street, 5th Floor, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INBS	The Nasdaq Stock Market LLC

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

The aggregate market value of the Common Stock (based on the closing price of these shares on the Nasdaq Stock Market) on December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates, was $5,986,356.

As of September 16, 2024, there were 4,249,782 of the registrant’s Common Stock issued and outstanding.

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

ITEM 1. BUSINESS.

Intelligent Bio Solutions Inc. and its wholly owned Delaware subsidiary, GBS Operations Inc., were each formed on December 5, 2016, under the laws of the state of Delaware. The Company’s Australian subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd, was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). The Company’s headquarters are in New York, New York.

Intelligent Bio Solutions Inc. is a medical technology company focused on developing and delivering intelligent, rapid, non-invasive testing and screening solutions. The Company operates globally with the objective of providing innovative and accessible solutions that improve the quality of life.

The Company’s current product portfolio includes:

●	Intelligent Fingerprinting Platform: A proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – A biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform,” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region (“APAC Region”) from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform is designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. This platform technology has the potential to develop a range of Point of Care Tests (“POCT”), including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology. We understand that following the appointment of a liquidator to LSBD, the intellectual property rights licensed by us from the Licensor (LSBD) have reverted to the University of Newcastle. The Company is in early-stage discussions regarding the potential restructuring of future licensing of BPT and products with the University of Newcastle. A timeline for these discussions has not yet been established.

Highlights of Achievements and Developments

Our major highlights of achievements for the fiscal year 2024:

●

As of June 30, 2024, the Company had a cash balance of approximately $6.30 million after raising approximately $14.56 million throughout the fiscal year (after deducting fees, discounts, closing costs, and other expenses payable by the Company), through an underwritten public offering, a warrant inducement transaction, and a private placement of the Company’s securities.

●

On June 28, 2024, the Company announced the successful completion of the in-clinic portion of its Pharmacokinetic (PK) study, a core component of the Company’s clinical study plan for its 510(k) pathway for clearance by the United States Food and Drug Administration (“FDA”). The Company expects to complete the full PK study in the third calendar quarter of 2024.

●	On April 11, 2024, the Company announced that its wholly owned subsidiary, Intelligent Fingerprinting Limited, had been granted a new European patent with unitary effect for its DSR-Plus Cartridge Reader, bringing the patent into effect in 17 European countries.

●	On February 28, 2024, the Company announced its partnership with Cliantha Research to perform a pharmacokinetic (PK) study as part of its FDA 510(k) clinical study plan. Initiating the clinical studies plan represented a critical milestone for the Company.

●	In December 2023, the National Association of Testing Authorities (NATA) accredited the Company’s laboratory partner, Racing Analytical Services Limited (RASL), to perform its fingerprint confirmatory drug testing procedure. This accreditation serves as an independent benchmark for technical validation, demonstrating the Company’s commitment to product quality, safety, and reliability for its customers.

●	During the year, the Company announced new partnerships with Robinson Brothers, DGP Plc and James Jones & Sons, VKVP Haulage, State Road Constructions, Titan Cranes and Rigging Pty Ltd. and P&O Ferries. Additionally, the Company reported the successful completion of 25,000 Intelligent Fingerprinting tests by its existing customer, Auctus Management Group. Continued customer account growth demonstrates the strength of the Company’s proprietary fingerprint sweat-based technology in the market. The Company looks to continue this momentum and expand into new customer segments and geographical regions throughout the APAC Region, Europe, South America and the United Arab Emirates.

●	On October 24, 2023, the Company announced its expansion into the New Zealand market, expanding its global footprint and extending the reach of its drug screening product. Expansion into New Zealand demonstrates the Company’s ability to introduce its product in new markets. The Company aims to continue growth in new markets, offering an alternative and innovative solution that places a strong emphasis on operational efficiency, fitness for duty, employee privacy and dignity.

●	On October 4, 2023, the Company raised approximately $4.38 million, prior to deducting underwriting discounts, commissions and offering expenses, via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million.

●	On September 27, 2023, the Company announced that its Intelligent Fingerprinting Drug Screening business had obtained recertification for the latest ISO 13485: 2016 harmonized quality management system standard for the medical device industry. The recertification took effect on October 14, 2023, and is valid for three years. ISO 13485:2016 is the international standard for medical devices quality management system certification and is a requirement for medical device manufacturers operating across key regions, including the USA, Canada, Europe, Japan, Singapore, Malaysia and Saudi Arabia.

●	On September 21, 2023, the Company announced the successful debut of its Intelligent Fingerprinting Drug Screening System at the 2023 Workplace Health & Safety Show in Sydney, Australia.

●	On September 8, 2023, the Company announced the successful completion of a key development milestone in its plans to add ketamine and tramadol to its Intelligent Fingerprinting Drug Screening System. New assays for testing both drugs have passed the Company’s initial design phase and are ready for scale-up and transfer to manufacture in preparation for potential clinical trials. After completing these activities and successful clinical trials, the assays can be added to the panel of substances detected by the Company’s proprietary drug screening system.

●	On August 1, 2023, the Company announced that it had secured 8 new customers across various locations throughout Australia, which collectively employ over 10,000 individuals, within just two months of launching its Intelligent Fingerprinting Drug Screening System in Australia.

●	On July 6, 2023, the Company announced that it has signed a distribution agreement with Chile-based company TSCOM SPA for its Intelligent Fingerprinting Drug Screening System, increasing the product’s availability across South America. The Company further announced that it received its first order under this agreement, from a Chile-based electrical distribution company.

Intelligent Fingerprinting Drug Screening System

The Company’s wholly owned subsidiary, Intelligent Fingerprinting Limited (IFP), is the developer and owner of a proprietary and commercially available portable drug screening system designed to detect common drugs of abuse through fingerprint sweat. The Intelligent Fingerprinting Drug Screening System consists of a small, tamper-evident drug screening cartridge that collects ten fingerprint sweat samples, which are then analyzed in a portable handheld reader for precise on-screen results in minutes. This system eliminates the need for invasive urine, saliva, or blood collection to test for substance abuse. The ten samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. The system is currently designed to detect opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. In addition, samples collected via confirmatory kits can be sent to a third-party laboratory service provider for confirmation testing.

Intelligent Fingerprinting Drug Screening System Functionality

The Intelligent Fingerprinting Drug Screening System consists of single-use, tamper-evident Intelligent Fingerprinting Cartridges for sample collection and the portable Intelligent Fingerprinting DSR-Plus portable analysis unit. The Cartridge is inserted into a reader, and within 10 minutes, the results are displayed, with options to print and save anonymized data for further use.

Results can also be downloaded to a computer and be used for, among other things, and to the extent legally permissible, integration with employee medical records or for general statistical analysis.

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

Research and Development

The Company’s research and development (R&D) team collaborates with external specialist organizations across jurisdictions to conduct comprehensive R&D initiatives. These collaborative efforts are currently driven by the following primary objectives:

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

To facilitate the expansion of point-of-care testing into additional areas of interest, such as tumor markers, hormones, and allergies, the core team will collaborate with external research specialists. This joint exploration aims to unlock the untapped potential applications of the existing lateral flow assay technology on which the Intelligent Fingerprinting Platform has been developed. By expanding the capabilities of this platform, the Company will be better equipped to address diverse diagnostic needs and contribute to improved patient outcomes.

Regulatory Matters

The Company’s R&D, manufacturing facilities and operations for drug screening products adhere to stringent quality criteria, complying with ISO 13485 for In Vitro Diagnostic Devices and Medical Devices, as well as ISO 9001. The Company has quality and regulatory oversight of sub-contracted reference laboratories, where its methodology is accredited by the United Kingdom Accreditation Service (UKAS), ensuring that the laboratory operates according to the ISO 17025 standard.

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

United States of America: In February 2024, the Company entered into a partnership with Cliantha Research to conduct the pharmacokinetic (PK) study. In addition, the Company entered into agreement with CenExel in August 2024 to perform a method comparison clinical study. Both of these clinical studies form part of the Company’s FDA 510(k) clinical study plan and pathway for clearance by the FDA. Initiating the clinical studies plan represents a critical milestone and the Company believes it remains on track for planned submission by the end of 2024 and planned entry into the United States market in 2025.

Other Regions: Distributors in other countries and jurisdictions will be responsible for obtaining all necessary approvals within their respective territories.

Manufacturing

The equipment and facilities required to produce the Intelligent Fingerprinting Drug Screening Cartridge and DSR-Plus Reader are in place at the Company’s manufacturing facility in Cambridge, UK, which is used for fabrication and quality control. The facility operates a Quality Management System that complies with the requirements of ISO 13486 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology; design, development, manufacture, distribution, servicing and supply of devices for collection of fingerprint samples used to detect drugs of abuse; and the design, development, manufacture, distribution, servicing and supply of in vitro diagnostic kits for the detection of viral infection antigens in human saliva and anterior nares samples. The facility further operates a quality management system that complies with the requirements of ISO 9001 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology and the design, development, manufacture, distribution, servicing, and supply of devices for collection of fingerprint samples used to detect drugs of abuse.

Distribution and Sales

The Company serves over 400 active customer accounts, primarily in the United Kingdom, with additional customers across various global locations. The Company intends to expand its account base by strengthening its presence in existing markets and, subject to receiving necessary regulatory approvals and clearances, venture into new regions. The Company plans to tailor its strategy to the targeted region, establishing direct sales and marketing teams or utilizing distribution networks. In some cases, a combination of these strategies may be appropriate.

Distributors: Through buy-sell agreements, distributors will purchase the IFP Products and resell them to customers. These distributors can be exclusive or non-exclusive, depending on the agreed arrangement. The Company plans to focus on distributors with existing customer networks in the drug screening segment and a proven track record in their territories. The Company also plans to utilize exclusive distributors who will be the sole providers within certain defined territories and will need to satisfy certain minimum quarterly purchase requirements.

United Kingdom: Our direct sales team consists of four sales representatives and a National Sales Manager under the direction of the Global Vice President of Sales. The team utilizes telemarketing leads and a variety of other inbound lead-generation tactics to connect with new businesses and schedule on-site and virtual product demonstrations. The UK team includes a Customer Experience Team that manages account relationships, product support, training and sales administration. New customer accounts are assigned to sales representatives based on geographic territories.

Australia: The Company utilizes a third-party sales agency under the direction of the Global Vice President of Sales. The agency’s primary area of focus is the east coast of Australia, comprising approximately 72% of the country’s population. The agency’s team utilizes their extensive network of existing contacts and relationships to introduce the IFP products through in-person demonstrations. The Company further intends to utilize distributor partnerships to cover regions such as Western Australia, South Australia, and more remote areas.

United States: During the Company’s 510(k) premarket submission and subject to receiving appropriate approvals/ clearance from the FDA, the Company plans to appoint a dedicated distribution leader to spearhead market entry strategies by identifying and selecting distributors and partners. The Company plans to focus on identifying distributors and partners already operating within the U.S. drug screening market.

European Expansion: The Company plans to appoint a dedicated European representative to identify, negotiate, and sign distributor agreements and maximize sales in targeted territories.

Expanding into the Middle East and Africa (“MEA”): The Company’s Vice President of Global Sales and the dedicated European representative will initially manage MEA operations. Depending on market opportunities and sales volume, the Company may appoint a dedicated distribution leader for MEA operations at a later stage.

Market Analysis and Opportunity

The Drug Screening Market

The drug screening market encompasses various sectors, including workplaces, drug rehabilitation, drug testing labs, criminal justice, law enforcement, schools and colleges, pain management centers, the military, medical examiners, individual users, and sporting organizations. We intend to aggressively market IFP Products to different geographical regions outside the UK, with a focus on the industries and segments noted above.

Drug misuse is a global concern, and while the approach to this problem varies depending on the legal and regulatory landscape of each country, what remains constant is the need for regular testing, particularly in areas and industries of concern. Even in regions where certain drugs, such as cannabis, have been decriminalized (such as in various states across the United States, Canada, and Europe), social and workplace challenges persist relating to impairment, drug dependency and associated criminal activity, which increase the need for testing.

The Recreational Drug Industry

There are four principal categories of recreational drugs - analgesics, depressants, stimulants, and hallucinogens. Analgesics include narcotics like heroin, morphine, fentanyl, and codeine. Depressants include alcohol, barbiturates, tranquilizers, and nicotine. Stimulants include cocaine, methamphetamine, and ecstasy (MDMA).

According to the World Drug Report 2023 (“WDR”) published by the United Nations Office on Drugs & Crime, around 296 million people used drugs worldwide in 2021, a 23% increase over the previous decade. The WDR states that cannabis remains the world’s most-used drug, with 219 million users in 2021, representing 4% of the global population. The WDR also reports that opioids remain the most lethal group of drugs, accounting for two-thirds of drug-related deaths, with 60 million users in 2021. Additionally, according to the WDR, there were 36 million users of amphetamines, 22 million users of cocaine, and 20 million users of ecstasy in 2021. The WDR also reported that there were 39.5 million people with drug use disorders in 2021, an increase of 45% over the past ten years.

Point of Care/Rapid Diagnostics Market

According to the MarketsandMarkets study, Point of Care/Rapid Diagnostics Market by Product, Platform, Purchase, Sample, User - Global Forecast to 2027, published in December 2022, the global market for Point of Care medical diagnostics was estimated to be $45.36bn in 2022, rising to $75.46bn in 2027 with a compounded annual growth rate (CAGR) of 10.7% from 2022 to 2027. According to the study, this market growth is expected to be driven by several factors, including the increasing prevalence of infectious diseases, supportive government policies, the rising demand for over the counter (OTC) and home-based POCT testing products, and technological advancements in diagnostic devices. The Company intends to develop pathways into areas of medical diagnostics utilizing existing technology and techniques to exploit a competitive advantage against traditional testing methodologies.

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

Germany (via Europe) (DE 602016018952.6)

France (via Europe) (EP(FR) 3262413)

UK (via Europe) (EP(GB) 3262413)

Netherlands (via Europe) (EP(NL) 3262413)

Australia (AU 2016225217)

Canada (CA 2977891)

China (CN ZL201680012388.4)

Japan (JP 6694892)

US (US 11150243)

	The lateral flow cartridge family- is directed to the lateral flow-based fingerprint cartridge used in the commercial product	This family was filed in 2015 and is estimated to expire in 2035-2036.

UK (GB 2561165) Australia (AU 2018247080) European Unitary (EP 3600034) UK (via Europe) (EP 3600034) US (US 11227140)	The confirmation cartridge family - is directed to the confirmation cartridge used in the commercial product	This family was filed in 2017 and is estimated to expire in 2037-2038.

UK (GB 2592432) Australia (AU 2021225394) (Pending) European Unitary (EP 4111173) UK (via Europe (EP 4111173) US (US 17/904887) (Pending)	The lateral flow test strip reader family - is directed to the DSR-Plus reader used in the commercial product	This family was filed in 2020 and is estimated to expire in 2040-2041.

Secondary / Tertiary Patent Families

UK (GB 2517737) Australia (AU 2014313919) US (US 10617397)	The first cartridge family - is directed to a sample cartridge that is no longer being sold or used.	This family was filed in 2013 and is estimated to expire in 2033-2034.

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

The patents listed above cover virtually all aspects of fingerprint diagnostics including chemistry, screening cartridge technology, collection cartridge technology, fingerprint quantitation, fingerprint controlled medication dispenser, lab testing of fingerprints, accessories, and lateral flow test strip reader.

Competition

IFP has developed a Point of Care (POC) drug screening test system and a drug laboratory-based confirmation testing service. Both of these involve the collection of fingerprint sweat samples for analysis. For many years, competitor POC and confirmation tests relied on collecting either urine or oral fluid (saliva) samples. There are several competitive advantages of analyzing fingerprint sweat over urine and oral fluid drug testing:

1.	Non-Invasive sample collection: Fingerprint sweat can be collected within seconds from any location without needing trained specialists, gender-specific collectors or prepared collection areas. The sweat from the fingerprints is collected simply by pressing each finger onto a disposable sample collection cartridge for five seconds. In contrast, the collection of urine and oral fluid samples can take several hours and requires trained collectors. Collection areas must be specially prepared, and sample collection should be observed directly to avoid cheating tests. This is highly invasive, particularly in the case of urine.

2.	Hygienic and non-biohazardous: Fingerprint sweat samples are non-biohazardous, so the screening and collection kit material can be disposed of in routine waste or recycled. Kits used to collect urine and saliva are a potential biohazard and must be treated as such – either incinerated or into landfill.

3.	Accurate Results: The results of conventional urine and oral fluid POC drug screening tests require reading the test results by interpreting the presence or absence of colored test lines using the naked eye. Often these test lines are weak and difficult to see, leading to inaccuracy in reading the test result. In contrast, the results of the IFP screening test are provided automatically by the DSR-Plus reader unit, providing an unambiguous test result that does not require any user interpretation, increasing the accuracy of the test.

The combination of these benefits shows that fingerprint drug testing provides a more cost-effective, less invasive and more dignified method when compared to urine and oral fluid-based tests.

The below table compares the IFP System to other drug testing systems:

The IFP System eliminates the need for highly trained technicians or personal protective equipment, providing a non-invasive and objective testing experience. Its unique 16-hour detection window makes it ideal for assessing an individual’s fitness for work at the time of testing. Based on research commissioned by the Company, the system has the ability to achieve sensitivity and accuracy levels, as demonstrated by the performance characteristics in the table below.

The Company believes that the lateral flow assay technology used in the IFP Products has the potential to also deliver significant benefits in other areas of medical diagnostics. For example, the potential exists to use the technology to detect biomarkers of health and disease and provide non-invasive monitoring of therapeutic drug levels via fingerprint analysis. IFP is also researching a pipeline of development projects with the vision that fingerprint-based diagnostic tests could provide rapid health/disease triage and wellness tests, meeting the requirements of a post-COVID medical diagnostics world. The Company seeks to broaden development pathways into other areas of medical diagnostics utilizing existing technology and techniques to exploit a competitive advantage against traditional testing methodologies. Some examples of potential target assays are fentanyl and other opiate pain medications, epilepsy management medications, anti-psychotic medications, cortisol (stress marker for wellbeing determination), protein targets, diabetes markers (c-peptide, fructosamine, insulin and proinsulin), infectious diseases (methicillin-resistant staphylococcus aureus (mrsa), Lyme disease, dengue, measles and German measles) and food contamination / infection from animals (brucella, salmonella, proteus).

Biosensor Platform Technology

The Biosensor Platform Technology (BPT), or simply the “Biosensor Platform,” consists of a small, printable modified organic thin-film transistor strip that we license across the APAC Region from LSBD. The Biosensor Platform is designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. This platform technology has the potential to develop a range of Point of Care Tests (POCTs), including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology.

Technology License Agreements

We understand that following the appointment of a liquidator to Life Science Biosensor Diagnostics Pty Ltd, (LSBD), the intellectual property rights licensed by us from the Licensor have reverted to the University of Newcastle. The Company is in early-stage discussions regarding the potential restructuring of future licensing of BPT and products with the University of Newcastle. A timeline for these discussions has not yet been established. As the liquidation of LSBD has not been finalized, and the post-liquidation status of our licensing arrangements with LSBD has not been determined as of the date of this report, below is a description of our existing licensing arrangements with LSBD prior to the liquidation of LSBD.

We are party to following technology license agreements.

1.	The Amended and Restated License Agreement dated September 12, 2019, which amends and restates all previous license agreements (the “BPT License Agreement”) is limited to the APAC Region.

2.	The technology license agreement dated June 23, 2020 (the “COV2 License Agreement”), for COV2 diagnostic test globally.

In addition to the above, we have a 50% equity interest in BiosensX (North America) Inc., which has a separate technology license agreement with the Licensor covering glucose/diabetes management field in the North America Territory.

BPT License Agreement

On September 12, 2019, we entered into an Amended and Restated Technology License Agreement, or the “BPT License Agreement,” with LSBD amending and restating all the previous BPT license agreements with LSBD. The BPT License Agreement sets forth our contractual rights and responsibilities relating to the Licensed Products in the APAC Region. The “Licensed Products” are products consisting of a biosensor strip and smart device application or dedicated reader device that use the biosensor technology owned by the Licensor relating to measuring, or otherwise determining, the amount or concentration of glucose, the existence of biological markers of cancer, allergy/immunology and hormones, in a bodily fluid. The Licensed Products only include products that are supplied by an authorized supplier. We do not currently intend to manufacture the Licensed Products in-house.

Pursuant to the BPT License Agreement, the Licensor granted to us an exclusive license to the Licensor’s proprietary rights to the biosensor technology used in the Licensed Products, solely in the APAC Region and solely to:

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

The BPT License Agreement requires, among other material provisions, that commencing after the receipt of regulatory approval in a jurisdiction, we will pay the Licensor a minimum royalty with respect to such jurisdiction for each year, in four equal quarterly instalments. The minimum royalty will be 13% of the projected net sales in such jurisdiction for each such year. The projected net sales will be an amount mutually agreed between us and the Licensor for the first such year. For each ensuing year after the first year, the projected net sales will be the number of certain licensed products sold in the prior year, as adjusted for the expected market growth and, for each year through the tenth year, as increased by up to an additional 7%. At the end of each quarter, if the quarterly instalment of the minimum royalty is less than the actual royalty (13% of the actual net sales of the licensed products for such quarter) in such jurisdiction, we will pay Licensor the difference between the quarterly instalment of the minimum royalty and the actual royalty. The royalty fee rate will be reduced from 13% to 3% upon the expiration of the patent portfolio covered by the BPT License Agreement.

There is no set expiration date for the BPT License Agreement. However, the exclusivity of the license granted under the BPT License Agreement runs until the expiration of the patent portfolio covered by the BPT License Agreement, which is currently until 2033. We expect that the patent portfolio will be extended as new patents are created throughout product development, thereby extending the exclusivity of the BPT License Agreement. For instance, we expect to seek additional patents in connection with the development of the Prostate Specific Antigen test, the Peanut Kernel Allergen test and the Luteinizing Hormone test. The BPT License Agreement may be terminated by us in the event of a material breach by the Licensor, if the Licensor does not cure the breach within 30 days after receiving notice of the breach; or in the event the Licensor discontinues its business operations or in the case of certain events related to insolvency or bankruptcy. The BPT License Agreement also may be terminated by us after July 3, 2029 upon 180 days’ prior written notice. The BPT License Agreement may not be terminated by the Licensor unless we permanently discontinue our business operations in relation to the Licensed Products, or if we dissolve or cease to exist.

After the expiration of the exclusivity period under the BPT License Agreement, we may continue to market and sell the Licensed Products. We believe the non-invasive nature of our product may establish us as a significant participant in the POCT testing market in the APAC Region and, therefore, by the time the patents expire, and by the time the exclusivity period under the BPT License Agreement expires, we expect to hold a meaningful share in the market, and brand awareness that will ensure we continue to operate successfully. No assurance can be given that there will not be significant direct competition for our products in the APAC Region following the expiration of patent protection.

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

Intellectual Property

Our biosensor business is dependent on the proprietary biosensor technology we license from LSBD. The original patent application, which claims a priority date of March 2012, has been granted in the United States (9,766,199) and China (ZL201380022888.2). A second patent application for a different iteration of the device design has been filed with a priority date of June 2016 and is granted in the United States (10,978,653) and Australia (2016412541). A third patent application for a further iteration of the device has been filed with a priority date of May 15, 2018. Further patents may yet be issued based on all three applications.

The Chinese and the United States patents belong to the same patent family and relate to the same invention. The United States and Australian patents originating with the second application are similarly of the same patent family and relate to the same invention. The exact wording of the patent claims varies between countries.

The patents protect the following technological claims of the BPT: the architecture of a biofunctional organic thin film transistor device comprising a gate electrode, a dielectric layer, a partially organic semiconducting layer, a source electrode, a drain electrode, a substrate and an enzyme; the method for producing the organic thin film transistor device; and methods of using the device to detect glucose levels. A similar device with no dielectric layer. Further devices including a porous wicking layer to facilitate onset of device function.

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

The Company intends to vigorously protect its intellectual property rights for any technologies owned through patents and copyrights, both in the United States and internationally. Additionally, the Company plans to leverage trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company intends to protect its proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to proprietary information. The Company will generally require employees to assign patents and other intellectual property to it as a condition of employment. All consulting agreements will pre-emptively assign all new and improved intellectual property that arise during the term of the agreement to the Company. In addition, the Company may license additional technologies from the Licensor or third parties. Prior to any further acquisition or licensing of technology from a third party, the Company will evaluate the existing proprietary rights, its ability to obtain and protect these rights, and the likelihood or possibility of infringement upon competing rights of others.

The issuance of a patent does not ensure that it is valid or enforceable. The term of individual patents depends upon the legal term of the patents in the countries where they are obtained. In most countries where the Company files patents, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent.

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

Government Regulation

The Company operates in a highly regulated industry. Its current and future business has been and will continue to be subject to a variety of laws globally regarding quality, safety, efficacy, and governing, among other things, clinical evaluations, marketing authorization, commercial sales, and distribution of our products.

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

The Company will be subject to numerous post-marketing regulatory requirements, which may include labelling regulations and medical device reporting regulations, and which may require it to report to different regulatory agencies if its device causes or contributes to a death or serious injury or malfunctions in a way that would likely cause or contribute to a death or serious injury. The Company may be subject to further regulations regarding import and export restrictions, tariff regulations, and duties and tax requirements. These regulatory requirements may change in the future.

The Company’s research, development and manufacturing operations, including its product assembly line in Cambridge, UK, involve the use of hazardous substances, and consequently, it is subject to a variety of foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. The Company’s products may also contain hazardous substances and they are subject to laws and regulations relating to labelling and to their sale, collection, recycling, treatment, storage, and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations.

Human Capital

As of September 16, we have 11 full-time employees in Australia and 2 in the United States. Our subsidiary, IFP, has 37 employees in the United Kingdom.

Our team, including our employees, contractors, and collaborators, comprises multiple cross-functional units, including strategy, project management, technical engineering, manufacturing and supply chain, quality assurance, legal and compliance, regulatory affairs, clinical affairs, product management, marketing, systems engineering, human resources, IT, investor relations, and finance. Our team collectively possesses the experience and capabilities to build a robust medical technology company that develops next-generation non-invasive medical devices and solutions.

Available Information

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

ITEM 1A. RISK FACTORS.

Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. If one or more of these risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected. A summary of our risk factors is as follows:

Summary of Risk Factors

The summary below provides a non-exhaustive overview of the risks that if realized could materially harm our business, prospects, operating results and financial condition. This summary is qualified by reference to the full set of risk factors set forth in this Item.

●	We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.
●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2024.
●	Neither we nor the Licensor have yet launched the BPT and the ability to do so will depend on the acceptance of the BPT in the global healthcare market.
●	We have incurred significant losses since inception and continue to incur losses, and we may not be able to achieve significant revenues or profitability.
●	We rely on third parties to perform certain confirmatory tests for our IFP Drug Screening System.
●	We depend on a limited number of single-source suppliers to manufacture certain components of IFP Drug Screening System, which makes us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.
●	Our results may be impacted by changes in foreign currency exchange rates.
●	If we fail to retain marketing and sales personnel, or if we fail to increase our marketing and sales capabilities as we grow, or if we fail to develop broad awareness of our product in a cost-effective manner, we may not be able to generate revenue growth.
●	The license agreement with the Licensor, which covers the license of the core technology used in our Biosensor Platform products, contains significant risks that may have a material adverse effect on us and our business, assets and prospects
●	If the BPT fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product candidate, and we may have insufficient resources to do so.
●	We are yet to finalize the manufacturing plan for the production of the BPT on a mass market commercial scale, and may be dependent upon third-party manufacturers and suppliers, making us vulnerable to contractual relationships and market forces, supply problems and price fluctuations, which could harm our business.
●	We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the BPT and IFP products in full compliance with applicable laws, our operating results and business may suffer.
●	As we intend to conduct business internationally, we are susceptible to risks associated with international relationships, which could adversely impact our results of operations and financial condition.
●	If third-party payors do not provide coverage and reimbursement for the use of the BPT and IFP products, our business and prospects may be negatively impacted.
●	Non-United States governments often impose price controls, which may adversely affect our profitability.
●	The BPT and IFP Drug Screening System may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.
●	We will rely on the proper function, security and availability of our information technology systems and data to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.
●	If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.
●	If we or our manufacturers fail to comply with applicable regulations, our proposed operations could be interrupted, and our operating results may be negatively impacted.
●	We may be subject to healthcare laws and regulations which, if violated, could subject us to substantial penalties.
●	Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the BPT and IFP Drug Screening System.

●	If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to penalties, which could increase our liabilities and harm our reputation or our business.
●	The regulatory clearance/approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for any product launch by the Company of the BPT and IFP products in certain jurisdiction or our any future product.
●	Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory clearance or approval.
●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our business plan.
●	We are subject to the risk of reliance on third parties to conduct our clinical evaluation work, their inability to comply with good clinical practice and relevant regulation could adversely affect the clinical development of our product candidates and harm our business.
●	Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.
●	We are subject to risk related to the possibility of modifications to our rights to, or the Company’s ability to use, the Licensed Products in relation to the Biosensor Platform due to liquidation of the Licensor, which could materially and adversely affect the Company’s planned business, financial condition, and operating results.
●	We depend on intellectual property licensed from the Licensor for our BPT related products, and any absence of legal effect of the license or dispute over the license would significantly harm our BPT related business.
●	We will depend primarily on the Licensor to file, prosecute, maintain, defend and enforce intellectual property that we license from it and that is material to our business.
●	We and the Licensor may be unable to protect or enforce the intellectual property rights licensed to us, which could impair our competitive position.
●	We and where applicable, the Licensor of our products have limited foreign intellectual property rights and may not be able to protect those intellectual property rights, which means that we and/or Licensor may not be able to prevent third parties from practicing our inventions or from selling or importing products made using those inventions.
●	We and the Licensor may be subject to claims challenging the invention of the intellectual property we license.
●	Our products and operations are subject to extensive government regulation. If we fail to obtain and maintain necessary regulatory approvals current IFP products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations.
●	Compliance with environmental laws and regulations could be expensive, and the failure to comply with these laws and regulations could subject us to significant liability.
●	If we or our suppliers fail to comply The United Kingdom Accreditation Services (UKAS), FDA’s Quality System Regulation (QSR) and CE (European Conformity) markings and other relevant regulations regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.
●	If we or the Licensor fail to respond quickly to technological or other developments, our products may become uncompetitive and obsolete.
●	Changes in the economic, political or social conditions or government policies in our target markets could have a material adverse effect on our business and operations.
●	We may not be able to satisfy the continued listing requirements of the Nasdaq Capital Market in order to maintain the listing of our common stock.
●	We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	We are obligated to maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and the value of our common stock.
●	We are an emerging growth company and currently have limited accounting personnel and other supervisory resources.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.
●	The sale of a substantial number of shares of our common stock and other securities convertible into or exercisable for our common stock, such as those securities sold in the October 2023 Offering, the Warrant Inducement Transaction and March 2024 Offerings, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities.
●	If we are unable to achieve certain agreed milestones for the government grant we received, we may become liable to refund the grant we received.
●	We may have difficulties integrating acquired businesses and as a result, our business, results of operations and/or financial condition may be materially adversely affected.

Risks Related to Our Business

We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of IFP Drug Screening System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of June 30, 2024, of $6,304,098 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its audited financial statements for the year ended June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements were issued. Accordingly, the Company may be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2024.

The report from our independent registered public accounting firm for the year ended June 30, 2024, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

Neither we nor the Licensor have yet launched the BPT and the ability to do so will depend on the acceptance of the BPT in the global healthcare market.

Neither we nor the Licensor have yet launched the BPT or finalized its specific application, nor has it received regulatory approvals in any country or territory. We are faced with the risk that the BPT will not be accepted in their respective jurisdictions over competing products and that we will be unable to enter the marketplace or compete effectively. Factors that could affect our ability to establish the BPT include:

●	sales of the BPT products across their respective jurisdictions may be limited due to the complex nature of the healthcare system in each country and territory in the region, low average personal income, lack of patient cost reimbursement and pricing controls;
●	the development of products or devices which could result in a shift of customer preferences away from our device and services and significantly decrease revenue;
●	the increased use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of self-monitoring (saliva-based, blood-based or otherwise) test device for certain types of diabetics;

●	the challenges of developing (or acquiring externally developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;
●	the significant number of current competitors in the glucose monitoring market who have significantly greater brand recognition and more recognizable trademarks and who have established relationships with diabetes healthcare providers and payors; and
●	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

We cannot assure you that the BPT will gain market acceptance. If the market for the BPT or any future test fails to develop, or develops more slowly than expected, or if any of the technology and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

We are subject to the risks associated with new businesses generally.

We were formed in December 2016 as a new business with a plan to commercialize our licensed technology. Our limited operating history may not be adequate to enable you to fully assess our ability to develop and market the BPT and tests based on the Biosensor Platform, achieve market acceptance of the BPT and such other tests and respond to competition. Our efforts to date have related to the organization and formation of our company, strategic planning, product research and development and preparation for commencing regulatory trials. We acquired IFP in October 2022, which generates minimal revenue. Prior to the acquisition of IFP, the Company’s operations generated no revenue other than income classified as governmental support income received in connection with grants from the Australian Government. As at the date of this filing, the revenue generated from the sales of IFP products is not enough to cover our operational costs. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business focused on the development and sale of new medical devices and related software applications. As a result, we may be unable to further develop, obtain regulatory approval for, manufacture, market, sell and derive revenues from the BPT and the other products in our pipeline based on the Biosensor Platform, and our inability to do so would materially and adversely impact our business. In addition, we still must optimize many functions necessary to operate a business, including expanding our managerial, personnel and administrative structure, continuing product research and development, and assessing and commencing our marketing activities.

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

Since our inception, we have engaged primarily in development activities. We have financed our operations primarily through financing from the issuance of common stock, convertible preferred stock, convertible notes and the incurrence of debt and have incurred losses since inception, including a net loss of $10,631,720 for the fiscal year ended June 30, 2023 and a net loss of $10,156,759 for the fiscal year ended June 30, 2024. The unaudited pro-forma result was prepared as if we closed the IFP Acquisition (defined below) on July 1, 2021 (and including adjustments for amortization related to the valuation of acquired intangibles), we incurred a net loss of $11,873,274 for the fiscal year ended June 30 2023, and a net loss of $10,156,759 for the fiscal year ended June 30, 2024. We do not know whether or when we will become profitable.

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

We rely on third-party service providers to analyze samples collected from our confirmatory kit of the IFP Drug Screening System. We contract with third-party laboratory service providers to perform confirmation testing on the samples collected. This service is critical and there are relatively few alternatives. These third-party service providers may be unwilling or unable to provide the necessary services reliably and at the levels we anticipate or that are required by the market. While these third-party service providers have generally met our demand for their services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their services or our service providers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change service providers for any reason, including due to any change in or termination of our relationships with these third parties, we may lose sales, experience delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

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

Our ability to increase our customer base and achieve broader market acceptance of our product will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs, as we plan to further expand our geographical reach especially in the APAC Region and the North America region. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditure do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our product in a cost-effective manner is critical to achieving broad acceptance of our product and expanding domestically and internationally.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our internal manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations.

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

We do not have redundant facilities. We perform substantially all of our manufacturing, research and development and back office activity for our IFP products in a single location at our Cambridge facility in the United Kingdom. We store our finished goods inventory at the same facility. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facilities could be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time for IFP Drug Screening System. The inability to perform those activities, combined with the time it may take to rebuild our manufacturing capabilities, inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

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

The Amended and Restated Technology License Agreement dated September 12, 2019, which amends and restates all previous license agreements (the “BPT License Agreement”) is limited to the APAC Region. We have no contractual rights to the intellectual property covered in the BPT License Agreement other than as expressly set forth therein. Our plans, business, prospects are substantially dependent on that intellectual property and subject to the limitations relating thereto as set forth in the BPT License Agreement:

●	The BPT license granted to us is limited in territorial scope. The Licensor granted us a license to its proprietary rights in the biosensor technology used in the products from Licensor (the “Licensed Products”) solely in the APAC Region, and primarily to act as authorized party for obtaining regulatory approval and to manufacture (subject to being approved as an Authorized Supplier by the Licensor) for use in the APAC Region, and to promote, market, import, offer, sell and distribute the Licensed Products in the APAC Region. We may not exploit or seek to exploit any rights in respect of the Licensed Product outside of the APAC Region through any means, including digitally or online where the end user is not physically resident in the APAC Region. Accordingly, to the extent that such users are prohibited, we will be unable to realize any commercialization from such users and ensure that such users do not do business with us, even as such commercialization and business might be appropriate, related, synergistic or enhanced by our operations. In addition, we may be responsible for costs and other liabilities that might arise to the extent that users outside the APAC Region obtain such access and may incur costs to comply with these prohibitions. Further, the non-coverage of digital or online use for users not physically in the APAC Region may constitute a material limitation on our ability to freely conduct business digitally, online or through any other medium that may reach outside of the APAC Region. This limitation may have a material adverse effect on our marketing, sales, operational and other business efforts.

●	After the receipt of regulatory approval in a jurisdiction, we may be required to pay the Minimum Royalty with respect to such jurisdiction regardless of the actual amount of sales by us of Licensed Products. Accordingly, although the Minimum Royalty is based on our projected sales in each such jurisdiction, and although the determination of the Minimum Royalty is subject to agreement between us and the Licensor as to certain parameters, as described elsewhere in this report, with disputes generally resolved by an independent third-party, we could be obligated to pay royalties even though we have generated no or limited revenue. Such payments could materially and adversely affect our profitability and could limit our investment in our business.

●	The Licensed Products include only products that are supplied by an Authorized Supplier. Accordingly, we will not have unfettered right to select our suppliers, regardless of whether an unauthorized supplier could provide products on better pricing, delivery, quality or other terms, thus potentially materially and adversely impacting those aspects of our business, economies, profitability and prospects.

●	We are required to collect and anonymize demographic information about the end users of the Licensed Products, as well as data acquired from the Licensed Products. The data collection and retention may be expensive in cost, resources, legal and regulatory compliance and other ways, none of which costs can be quantified at this time. Further, changing regulations with respect to medical and similar such data may make such compliance beyond the scope of our capabilities. Any failure to comply may result in financial liability, as well as reputational harm.

●	The license is non-transferable, non-assignable and non-sublicensable, except that the Licensor will in good faith consider any request by us for any sublicense. The Licensor is not obligated to agree to any such sub-license. These restrictions may limit our flexibility to structure our operations in the most advantageous manner.

●	We must manufacture, promote, market, import, offer, sell, distribute and supply the Licensed Products in accordance with certain distribution requirements set forth in the License Agreement. For instance, we may not package the Licensed Products with other products, and we may deliver them only as supplied by an Authorized Supplier. Accordingly, the limitations imposed by the License Agreement may impact our ability to pursue certain marketing strategies and distribution channels, which may have a material adverse effect on us and our business, assets and prospects.

●	The Licensor may require any change to any Licensed Product by any Authorized Supplier and may make any change to any sales or promotional literature made available by the Licensor, provided that such changes do not affect any regulatory approvals we obtain. This right of the Licensor may create material expense for us, may be practically difficult to accomplish and may cause relationship, reputational and other adverse harm to us, our business and our prospects, without our having any control over these changes. Further, the Licensor is not liable for any of the costs to us of such changes.

●	We must file for, prosecute the application for, and obtain all regulatory approvals for each of the Licensed Products and all legal permits necessary for promoting, marketing, offering or selling each Licensed Product. The regulatory approval process can be expensive and time consuming, and there can be no assurances that we will be able to obtain or maintain any or all required permits.

●	Except with respect to the Licensor’s ownership of all intellectual property rights in respect of the licensed property and the non-infringement by our exercise of those rights, the Licensor provides no, and disclaims all, representations, warranties or covenants relating to the licensed intellectual property or any other matters under the License Agreement and in particular disclaims any fitness of the property for any purpose. These provisions limit our recourse in the event that the licensed intellectual property is flawed, defective, inadequate, incomplete, uncommercial, wrongly described or otherwise not useful for our purposes. We have not independently verified any of the technical, scientific, commercial, legal, medical or other circumstances or nature of the licensed intellectual property and therefore there can be no assurances that any of the foregoing risks have been reduced or eliminated. These provisions represent a significant risk of a material adverse impact on us, our business and our prospects.

We cannot accurately predict the volume or timing of any sales of any of our products, making the timing of any associated revenues uncertain and difficult to forecast.

We may face with lengthy and unpredictable customer evaluation and approval processes associated with the BPT and our other products. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of our products, which may not result in revenue generation for those products. We must also obtain regulatory approvals for our products in the respective jurisdiction, which is subject to risk and potential delays, and may actually occur. The same risks apply to other tests we may develop based on the Biosensor Platform and planned tests from IFP Drug Screening System. As such, we cannot accurately predict the volume, if any, or timing of any future sales.

If the BPT fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product candidate, and we may have insufficient resources to do so.

The BPT is being designed to address an existing marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that the BPT will not meet anticipated customer requirements or desires. If we are required to redesign our products to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our products, develop new products or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially adversely affected, and our business might fail.

We are yet to finalize the manufacturing plan for the production of the BPT and its components on a mass market commercial scale, and may be dependent upon third-party manufacturers and suppliers, making us vulnerable to contractual relationships and market forces, supply shortages and problems and price fluctuations, which could harm our business.

While we have been using the facilities of Australian National Fabrication Facility to manufacture the BPT for clinical evaluation, we are yet to finalize the manufacturing plan for the production of the BPT and its components on a mass market commercial scale. We presently do not possess the manufacturing and processing capacity to meet the production requirements of consumer demand in a timely manner. Accordingly, we may rely on outsourcing the manufacturing of the BPT or its components. Our capacity to conduct clinical evaluation and launch our products in the market will depend in part on our ability or the ability of third-party manufacturers to provide our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We cannot guarantee that we or our third-party manufacturers or suppliers will be able to provide the BPT and its components in mass-market quantities in a timely or cost-effective manner, or at all. Delays in providing or increasing production or processing capacity could result in additional expense or delays in our clinical evaluation, regulatory submissions and the market launch of our products. In addition, we or our third-party manufacturers or suppliers could make errors that could adversely affect the efficacy or safety of the BPT or cause delays in shipment. Any third-party party manufacturers or suppliers may encounter problems for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Reliance on these third-party manufacturers or suppliers also subjects us to other risks where:

●	we may have difficulty locating and qualifying alternative manufacturers or suppliers;
●	switching manufacturers or suppliers may require product redesign and possibly submission to regulatory bodies, which could significantly impede or delay our commercial activities;
●	sole-source manufacturers or suppliers could fail to supply the BPT or components of the BPT; and
●	manufacturers or suppliers could encounter financial or other business hardships unrelated to us, interfering with their fulfilment of our orders and requirements.

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

We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the BPT and IFP products in full compliance with applicable laws, our operating results and business may suffer.

We will depend in part on qualified distributors for the marketing and selling of our products. We will depend on these distributors’ efforts to market our products, yet we will be unable to control their efforts completely. While we entered into non-binding memoranda of understanding with two large distributors in China for the BPT, we have not yet executed any definitive distribution agreements in this regard and there can be no assurances that suitable distributors will be engaged on terms acceptable to us. These distributors typically would sell a variety of other, non-competing products that may limit the resources they dedicate to selling our products. In addition, we are unable to ensure that our distributors will comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering will require significant time and resources. To develop and expand our distribution, we will be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage, train or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, we may not achieve or may have a reduction in revenue and our operating results, reputation and business would be harmed.

Failure in our conventional, online and digital marketing efforts could impact our ability to generate sales.

We intend to engage in conventional marketing strategies and also may utilize online and digital marketing in order to create awareness to the BPT and the IFP products. Our management believes that using a wide variety of marketing strategies, including online advertisement and a variety of other pay-for-performance methods may be effective for marketing and generating sales of the BPT and the IFP products, as opposed to relying exclusively on traditional, expensive retail channels. In any event, there is a risk that any or all of our marketing strategies could fail. We cannot predict whether the use of traditional and/or non-traditional retail sales tools, in combination with reliance on healthcare providers to educate our customers about the BPT and the IFP products, will be successful in effectively marketing the BPT and the IFP products. The failure of our marketing efforts could negatively impact our ability to generate sales.

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

If third-party payors do not provide coverage and reimbursement for the use of the BPT and IFP products, our business and prospects may be negatively impacted.

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in certain countries, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. For example, no government in the areas where we hold our license has approved reimbursement of the BPT or the IFP Drug Screening System. If sufficient coverage and reimbursement is not available for our current or future products, in any country where our license operates, the demand for our products and our revenues will be adversely affected.

Non-United States governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market the BPT across the APAC Region and expand IFP products offerings in the APAC region. If we obtain approval for BPT in one or more of the jurisdictions within our License Agreement, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, pricing may be subject to governmental control under certain circumstances, which may vary country by country. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of requisite marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical evaluation that compares the cost-effectiveness of our product to other available products. If reimbursement of our products or product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability. Price controls may reduce prices to levels significantly below those that would prevail in less regulated markets or limit the volume of products which may be sold, either of which may have a material and adverse effect on potential revenues from sales of the BPT and IFP products. Moreover, the process and timing for the implementation of price restrictions is unpredictable, which may cause potential revenues from the sales of the BPT and IFP products to fluctuate from period to period.

The BPT and IFP Drug Screening System, including its software and systems, may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.

The BPT and IFP Drug Screening System may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or systems, or our products, software or systems may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products and services, impair the reputation of our brand and diminish the attractiveness of our product and service offerings to our customers. In addition, we may utilize third-party technology or components in our products, and we rely on those third parties to provide support services to us. The existence of errors, defects or bugs in third-party technology or components, or the failure of those third parties to provide necessary support services to us, could materially adversely impact our business.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and transparency laws. Many international healthcare laws and regulations apply to the BPT businesses and medical devices. We will be subject to certain regulations regarding commercial practices false claims. The federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals, or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose substantial penalties plus three times the amount of damages which the government sustains because of the submission of a false claim, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

If our operations or arrangements are found to be in violation of governmental regulations, we may be subject to civil and criminal penalties, damages, fines and the curtailment of our operations. All of these penalties could adversely affect our ability to operate our business and our financial results.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the BPT and IFP Drug Screening System. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If the BPT and IFP Drug Screening System or any future diagnostic test based on the Biosensor Platform or IFP Drug Screening System is defectively designed or manufactured, contains defective components or is misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our devices or failing to adhere to the operating guidelines or our devices producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we expect to maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to penalties, which could increase our liabilities and harm our reputation or our business.

Part of our business plan includes the storage and potential monetization of data of users of the BPT. There are several laws around the world protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. Privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We may face difficulties in holding such information in compliance with applicable law. If we are found to be in violation of the privacy rules, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Product Development and Regulatory Approval

The regulatory clearance/approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for any product launch by the Company of the BPT and IFP products in certain jurisdiction or our any future product.

The Company intends to market the BPT following regulatory clearance or approval. The IFP products may require regulatory clearance or approval in certain jurisdictions to market. The Company has commenced its 510(k) studies and documentation for entry into United States markets that require FDA clearance. The Company currently sells IFP products throughout parts of Europe, Asia Pacific, South America, the Middle East and North America, specifically the United Kingdom, Ireland, Spain, Italy, Sweden, Denmark, the Philippines, Thailand, Japan, Nepal, Australia, New Zealand, Chile, Saudi Arabia, the UAE, and Canada.

The research, design, testing, manufacturing, labelling, selling, marketing and distribution of medical devices are subject to extensive regulation by country-specific regulatory authorities, which regulations differ from country to country. There can be no assurance that, even after such time and expenditures, we will be able to obtain necessary regulatory clearance or approvals for clinical testing or for the manufacturing or marketing of any products. In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products. We also will be subject to numerous post-marketing regulatory requirements, which may include labelling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	customer notification, or orders for repair, replacement or refunds;
●	voluntary or mandatory recall or seizure of our current or future products;
●	imposing operating restrictions, suspension or shutdown of production;
●	refusing our requests for clearance or pre-market approval of new products, new intended uses or modifications to the BPT, IFP products or future products;
●	rescinding clearance or suspending or withdrawing pre-market approvals that have already been granted; and
●	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory clearance or approval.

There can be no assurance that we will successfully complete any clinical evaluations necessary to receive regulatory clearance or approvals. The preliminary results that are indicative of the potential performance of the BPT, data already obtained, or to be obtained in future, from clinical studies do not necessarily predict the results that will be obtained from later clinical evaluations.

We market IFP products as a screening device. The clinical studies undertaken to date may not meet the requirements of certain regulatory bodies for us to market in those jurisdictions. The failure to adequately demonstrate the analytical performance characteristics of the device under development could delay or prevent regulatory clearance or approval of the device, which could prevent or result in delays to market launch and could materially harm our business. There can be no assurance that we will be able to receive approval for any potential applications of our principal technology, or that we will receive regulatory clearances from targeted regions or countries.

We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our business plan.

The completion of any future clinical evaluations for the BPT and IFP products, or other studies that we may be required to undertake in the future for the BPT and IFP Drug Screening System could be delayed, suspended or terminated for several reasons, including:

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

If our clinical evaluations are delayed it will take us longer to ultimately launch the BPT, IFP and other products in the relevant markets requiring regulatory approval and generate revenues. Moreover, our development costs will increase if we have material delays in our clinical evaluation or if we need to perform more or larger clinical evaluations than planned.

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

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection to the filing, defence and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology.

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

We are subject to risk related to the possibility of modifications to our rights to, or the Company’s ability to use, the Licensed Products in relation to the Biosensor Platform due to liquidation of the Licensor, which could materially and adversely affect the Company’s planned business, financial condition, and operating results.

We understand that the External Administrator of LSBD, the Licensor of the BPT technology, sent a notice to the creditors on July 24, 2023, stating that LSBD had appointed a liquidator on July 21, 2023. Our understanding is that the ownership of the intellectual property rights licensed by us from the Licensor have reverted to the University of Newcastle. The Company is in early-stage discussions regarding the potential restructuring of future licensing of BPT and products with the University of Newcastle. A timeline for these discussions has not yet been established. There  is an inherent risk related to the possibility of modifications to our rights to, or the Company’s ability to use, the Licensed Products, which could materially and adversely affect the Company’s planned business, financial condition, and operating results.

We depend on intellectual property licensed from the Licensor for our BPT related products, and any absence of legal effect of the license or dispute over the license would significantly harm our BPT related business.

We are dependent on the intellectual property licensed from the Licensor for our BPT products. Although the License Agreement may not be terminated by the Licensor as long as we are continuing our operations, any absence of legal effect of the license could result in the loss of significant rights and could harm our ability to launch the BPT in the market. Disputes may also arise between us and the Licensor regarding intellectual property subject to the License Agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or are insufficient to provide us the necessary rights to use the intellectual property, we may be unable to successfully develop and launch the BPT and our other product candidates from Biosensor Platform. If we or the Licensor fail to adequately protect this intellectual property, our ability to launch our products in the market also could suffer. For so long as we are dependent on the intellectual property covered by the License Agreement for the pursuit of our business, any such disputes relating to the License Agreement or failure to protect the intellectual property could adversely affect our business, results of operations and financial condition.

We will depend primarily on the Licensor to file, prosecute, maintain, defend and enforce intellectual property that we license from it and that is material to our business.

The intellectual property relating to the COV2T and/or BPT is owned by the Licensor. Under the License Agreement, the Licensor generally has the right to file, prosecute, maintain and defend the intellectual property we have licensed from the Licensor. If the Licensor fails to conduct these activities for intellectual property protection covering any of our product candidates, our ability to develop and launch those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. In addition, pursuant to the terms of the License Agreement with the Licensor, the Licensor generally has the right to control the enforcement of our licensed intellectual property and the defense of any claims asserting the invalidity of that intellectual property. We cannot be certain that the Licensor will allocate sufficient resources to and otherwise prioritize the enforcement of such intellectual property or the defense of such claims to protect our interests in the licensed intellectual property. In the absence of action by the Licensor, we may be unable to protect and enforce the proprietary rights on which our business relies. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to use the licensed intellectual property that we need to operate our business. In addition, even if we take control of the prosecution of licensed intellectual property and related applications, enforcement of licensed intellectual property, or defence of claims asserting the invalidity of that intellectual property, we may still be adversely affected or prejudiced by actions or inactions of the Licensor and its counsel that took place prior to or after our assuming control, and we cannot ensure the cooperation of the Licensor in any such action. Furthermore, if we take action to protect, enforce or defend the licensed intellectual property, we may incur significant costs and the attention of our management may be diverted from our normal business operations. As a result, our business, results of operations and financial condition could be materially and adversely affected.

We and the Licensor may be unable to protect or enforce the intellectual property rights licensed to us, which could impair our competitive position.

For our business to be viable and to compete effectively, the proprietary rights with respect to the technologies and intellectual property used in our products must be developed and maintained. The Licensor relies primarily on patent protection and trade secrets, as well as a combination of copyright and trademark laws and non-disclosure and confidentiality agreements to protect its technology and intellectual property rights. There are significant risks associated with the Licensor’s ability (or our ability, in the absence of action by the Licensor) to protect the intellectual property licensed to us, including:

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

We and where applicable, the Licensor of our products have limited foreign intellectual property rights and may not be able to protect those intellectual property rights, which means that we and/or Licensor may not be able to prevent third parties from practicing our inventions or from selling or importing products made using those inventions.

Our intellectual property rights include intellectual property licensed from the Licensor for our BPT Products and rights related to the IFP products. We and the Licensor have determined that filing, prosecuting and defending intellectual property rights in all countries globally would be prohibitively expensive, and intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as laws in the United States. Consequently, we and/or the Licensor may not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and further, may export otherwise infringing products to territories where we have intellectual property protection, but enforcement is not as strong as that in the United States. Policing unauthorized use of proprietary technology is difficult and expensive. The legal systems of certain countries do not favor the enforcement of trade secrets and other intellectual property, particularly those relating to medical device products, which could make it difficult for us to stop the infringement of our intellectual property or marketing of competing products industry of our proprietary rights generally. An adverse determination or an insufficient damage award in any such litigation could materially impair our intellectual property rights and may otherwise harm our business. In addition, some developing countries in the APAC Region have compulsory licensing laws under which an intellectual property owner may be compelled to grant licenses to third parties. In those countries, we and/or the Licensor may have limited remedies if our intellectual property is infringed or if we and/or the Licensor are compelled to grant a license to a third-party, which could materially diminish the value of that intellectual property. Furthermore, we may not be able to register or otherwise protect the trademark “Glucose Biosensor” in developing countries in the APAC Region.

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

We have commenced the required regulatory approval process with FDA in the United States, which may be an expensive, lengthy and unpredictable process. We may not be able to obtain any necessary clearances or approval or may be unduly delayed in doing so, which will negatively affect our business, financial condition and results of operations. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product.

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

Our research, development and manufacturing operations including product assembly line at Cambridge, UK involve the use of hazardous substances, and we are subject to a variety foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. Our products may also contain hazardous substances, and they are subject to laws and regulations relating to labelling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations, or releases of or exposure to hazardous substances, will not occur in the future or have not occurred in the past, including as a result of human error, accidents, equipment failure or other causes. The costs of complying with environmental laws and regulations, and liabilities that may be imposed for violating them, or for remediation obligations or responding to third-party claims, could negatively affect our business, financial condition and results of operations.

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

The drug screening, medical testing and biosensor related markets may experience rapid technology developments, changes in industry standards, changes in customer requirements, changes in demand, and frequent new product introductions and improvements. If we or the Licensor (where relevant) are unable to respond to these developments, we may lose competitive position, and our other products may become uncompetitive or obsolete, causing our business and prospects to suffer.

In order to compete, we and the Licensor (where relevant) need to adjust, develop, license or acquire new technology on a schedule that keeps pace with technological and other developments and the requirements for products addressing a broad spectrum of needs.

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

Changes in the economic, political or social conditions or government policies in our target markets could have a material adverse effect on our business and operations.

The economies and societies of certain countries and territories of our target markets, continue to undergo significant change. Adverse changes in the political and economic policies in these countries and territories could have a material adverse effect on the overall economic growth of these countries and territories, which could adversely affect our ability to conduct business in these countries and territories. The governments of these countries and territories continue to adjust economic policies to promote economic growth. Some of these measures may benefit the overall economy but may also have a negative effect on us. As the medical product industry grows and evolves in these countries and territories, the governments may also implement measures to change the structure of foreign investment in this industry. We are unable to predict any such policy changes, any of which could materially and adversely affect our ability to finance or conduct our business in these countries and territories. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and launch our product candidates in these countries and territories.

Risks Related to the Ownership of Our Common Stock

We may not be able to satisfy the continued listing requirements of the Nasdaq Capital Market in order to maintain the listing of our common stock.

Minimum Bid Price Requirement

On November 16, 2023 the Company received a letter (the “Bid Price Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the minimum closing bid price per share for our common stock was below $1.00 for 30 consecutive business days preceding the date of the Bid Price Notice, and that the Company did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

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

Pursuant to the authority granted by the Company’s stockholders, the Board approved a l-for-12 reverse stock split (the “January 2024 Reverse Stock Split”) of the Company’s common stock and the filing of the January Amendment to effectuate the reverse stock split. The January Amendment was filed with the Secretary of State of the State of Delaware and the January 2024 Reverse Stock Split became effective at 5:00 p.m. Eastern Time on January 26, 2024, and the Company’s common stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on January 29, 2024.

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

On December 15, 2023, the Company submitted a compliance plan to Nasdaq that included a pro-forma balance sheet as of October 31, 2023 (the “Balance Sheet”). The Balance Sheet showed that the Company’s stockholders’ equity as of October 31, 2023, was $4,240,629, which was primarily the result of the of a public offering of the Company’s securities that closed on October 4, 2023. The Balance Sheet was also attached to a Current Report on Form 8-K filed by the Company on December 18, 2023 (the “December 8-K”).

On January 2, 2024, the Company received a letter from Nasdaq (the “January Letter”) stating that based on the December 8-K, the Staff had determined that the Company complies with the Listing Rule 5550(b)(1), but that if the Company failed to evidence compliance upon filing its Form 10-Q for the period ended December 31, 2023, the Company may be subject to delisting. The January Letter also noted, as did the Stockholder Equity Letter, that as of November 15, 2023, the Company did not meet either alternative to the Stockholders’ Equity Requirement, which alternatives require either a $35 million market value of listed securities or $500,000 of net income from continuing operations, as set forth in Listing Rules 5550(b)(2) or 5550(b)(3), respectively.

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

In connection with the preparation of our financial statements for the fiscal year ended June 30, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) that the Company had not yet completed the formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, (b) the lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we currently have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

We have implemented and are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the hiring of additional qualified accounting and finance personnel, enhancing our controls to improve the preparation and review of complex accounting measurements and the application of Generally Accepted Accounting Principles in the United States (“US GAAP” or “GAAP”), and engaging independent experts and outside consultants.

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

The sale of a substantial number of shares of our common stock and other securities convertible into or exercisable for our common stock, such as those securities sold in the October 2023 Offering, the Warrant Inducement Transaction, and the March 2024 Offering could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. In addition to causing the market price of our common stock to decline, such sales could also greatly increase the volatility associated with the trading of our common stock. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our common stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management. We cannot predict the number of these shares or warrants that might be sold nor the effect that future sales of our shares of our securities would have on the market price of our shares of common stock. See Note 13, Shareholders’ Equity for further details of the October 2023 Offering, the Warrant Inducement Transaction, and the March 2024 Offering.

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

In particular, the market prices for securities of medical device companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	any delay in or the results of our clinical evaluations;
●	any delay in manufacturing of our products;
●	any delay with the approval for reimbursement for the patients from their insurance companies;
●	our failure to comply with regulatory requirements;
●	the announcements of clinical evaluation data, and the investment community’s perception of and reaction to those data;
●	the results of clinical evaluations conducted by others on products that would compete with ours;
●	any delay or failure to receive clearance or approval from regulatory agencies or bodies;
●	our inability to commercially launch products or market and generate sales of our products, including the BPT;
●	failure of the BPT or any other products, even if approved for marketing, to achieve any level of commercial success;

●	our failure to obtain intellectual property protection for any of our technologies and products (including those related to the BPT) or the issuance of third-party intellectual property that cover our proposed technologies or products;
●	developments or disputes concerning our product’s intellectual property rights;
●	our or our competitors’ technological innovations;
●	general and industry-specific economic conditions that may affect our expenditures;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or intellectual property;
●	failure to adequately manufacture the BPT or any other products through third parties;
●	future sales of our common stock or other securities, including shares issuable upon the exercise of outstanding warrants or otherwise issued pursuant to certain contractual rights;
●	period-to-period fluctuations in our financial results; and
●	low or high trading volume of our common stock due to many factors, including the terms of our financing arrangements.

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

If we are unable to achieve certain agreed milestones for the government grant, we received, we may become liable to refund the grant we received. The Company has only completed 4 of the 8 agreed milestones set forth in the Company’s grant agreement with the Australian Government.

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

The success of the acquisition of IFP will depend on, among other things, the combined Company’s ability to realize these anticipated benefits from combining the businesses of INBS and IFP. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

●	inability to efficiently operate new businesses or to integrate acquired products;
●	failure to successfully manage relationships with customers, distributors, and suppliers;
●	failure of customers to accept new products or to continue as customers of the combined company;
●	potential incompatibility of technologies and systems;
●	failure to leverage the increased scale of the combined company quickly and effectively;
●	potential difficulties integrating and harmonizing financial reporting systems;
●	difficulties in retaining key employees of the acquired business;
●	failure of the acquired business to produce the expected value; and
●	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures, compromised sensitive corporate or customer data, and/or resulted in significant financial damages. These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through inside actors with access to systems within the organization.

Risk Management and Strategy

We have recently implemented additional security measures as part of an evolving cybersecurity posture and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks and mitigate the damage that could result from such an attack. All employees have recently (subsequent to June 30, 2024) begun receiving cybersecurity training and other education regarding their use of computers, information technology, and sensitive data including specifically how to recognize common attack strategies. As many of our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. Our goal is to only utilize the most secure and trusted providers for our IT needs. To this end, we are currently reviewing the security credentials and certifications of our key application providers. Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

Our current cybersecurity management strategy consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic cybersecurity testing. Our process and cybersecurity posture will continue to be refined based on the results of periodic cybersecurity assessments conducted internally and with our IT consultants and service providers, as needed. We have recently begun reporting on cybersecurity in reports to the Board of Directors and will continue to do so.

Governance

The Board of Directors is responsible for oversight of cybersecurity risk. Our Chief Financial Officer and Chief Executive Officer are the members of management responsible for managing and assessing our cybersecurity practices and have recently (subsequent to June 30, 2024) commenced reporting on such practices and risks. The plan for the future is that they will continue to report to the Board on cybersecurity at least quarterly. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken. We believe we are appropriately staffed (as supported by IT consultants and service providers, as needed) to support a healthy cybersecurity posture given our size and scope.

Our Chief Financial Officer, who reports to the Chief Executive Officer, is directly responsible for IT functions and has extensive experience as a chief financial officer, chief operating officer and special projects lead, with expertise in accounting, taxation, business advisory, business risks identification and management and business systems designs across many industries, including the application of IFRS and US GAAP for the life science industry.

To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company. However, despite all of the above aforementioned efforts, a cyberattack, if it occurred, could cause system operational problems, compromise important data or systems or result in an unintended release of confidential information. See “Item 1A. Risk Factors” for additional discussion of cybersecurity risks impacting our Company.

ITEM 2. PROPERTIES.

Our company currently operates out of three strategically located facilities, which cater to different aspects of our business:

Sydney, Australia: We rent an office/warehouse space of approximately 2,080 Sq foot. Our office/warehouse facility serves three fundamental purposes and is used in connection with operations falling under both our IFPG and BPT segments. First, it provides dedicated office space for our administrative staff, who are responsible for managing and overseeing the Company’s operations. Second, the facility houses our new Australian sales and marketing team, offering them both office and warehouse space. Third, the location functions as a distribution hub for expanding sales across the Asia-Pacific market, optimizing our logistics and reach in the region.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “INBS”.

Holders

As of September 16, 2024, there are approximately 534 holders of record of our common stock. As many of our shares of common stock are held by brokers or other institutions on behalf of shareholders, we are unable to estimate the total number of individual shareholders represented by the record holders.

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

To supplement our consolidated financial statements, which are prepared and presented in accordance with US GAAP, we present contribution margin and contribution margin %, which are non-GAAP financial measures. Contribution margin and contribution margin % are presented in the section titled “Contribution Margin (non-GAAP)”.

These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with US GAAP. These measures may be different from non—GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. Moreover, presentation of contribution and contribution margin is provided for year-over-year comparison purposes. We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

Unless otherwise indicated, all share and per share information in this report gives effect to the reverse stock split of our outstanding common stock, which was effected at a ratio of 1-for-12 as of 5:00 p.m. Eastern Time on January 26, 2024.

Overview

Intelligent Bio Solutions Inc. and its wholly owned Delaware subsidiary, GBS Operations Inc., were each formed on December 5, 2016, under the laws of the state of Delaware. The Company’s Australian subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd, was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). The Company’s headquarters are in New York, New York.

Intelligent Bio Solutions Inc. is a medical technology company focused on developing and delivering intelligent, rapid, non-invasive testing and screening solutions. The Company operates globally with the objective of providing innovative and accessible solutions that improve the quality of life.

The Company’s current product portfolio includes:

●	Intelligent Fingerprinting Platform: A proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – A biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform,” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region (“APAC Region”) from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform is designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. This platform technology has the potential to develop a range of Point of Care Tests (“POCT”), including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology. We understand that following the appointment of a liquidator to LSBD, the intellectual property rights licensed by us from the Licensor (LSBD) have reverted to the University of Newcastle. The Company is in early-stage discussions regarding the potential restructuring of future licensing of BPT and products with the University of Newcastle. A timeline for these discussions has not yet been established.

Results of Operations:

Key Financial Performance

	Year Ended June 30, 2024	Year Ended June 30, 2023	% Change
Revenue	$3,111,781	$1,256,872	+147.58%
Gross Profit	$1,425,626	$326,668	+336.41%
Gross Profit %	45.81%	25.99%	+19.82%

The Company continues to meet its objectives of strong market penetration and improved margins achieved through economies of scale with enough volume to achieve growth of 147.58% in sales revenue and 336.41% growth in gross profit for the fiscal year ended June 30, 2024, compared to the same period in fiscal 2023. Furthermore, the Company is set to compound this growth with the numbers of readers reaching 1,037 on customer sites, as of June 2024.

Comparison of the Years Ended June 30, 2024 and 2023

	Year ended June 30,
	2024	2023
Revenue	$3,111,781	$1,256,872
Cost of revenue (exclusive of amortization shown separately below)	(1,686,155)	(930,204)
Gross profit	1,425,626	326,668

Other income:
Government support income	424,776	737,628

Operating expenses:
Selling, general and administrative expenses	(9,258,496)	(8,026,703)
Development and regulatory approval expenses	(1,673,806)	(507,424)
Depreciation and amortization	(1,201,274)	(966,732)
Goodwill impairment	-	(4,158,670)
Total operating expenses	(12,133,576)	(13,659,529)
Loss from operations	(10,283,174)	(12,595,233)

Other income (expense), net:
Interest expense	(167,140)	(223,534)
Realized foreign exchange loss	(1,178)	(9,829)
Fair value gain on revaluation of financial instrument	175,738	2,154,365
Interest income	84,822	9,676
Total other income, net	92,242	1,930,678
Net loss	(10,190,932)	(10,664,555)
Net loss attributable to non-controlling interest	(34,173)	(32,835)
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,156,759)	$(10,631,720)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain/ (loss)	(137,118)	212,639
Total other comprehensive income (loss)	(137,118)	212,639
Comprehensive loss	(10,328,050)	(10,451,916)
Comprehensive loss attributable to non-controlling interest	(34,173)	(32,835)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(10,293,877)	(10,419,081)

Net loss per share, basic and diluted*	$(6.38)	$(127.00)
Weighted average units outstanding, basic and diluted *	1,592,746	83,717

The accompanying notes are an integral part of these consolidated financial statements.

* Common Stock and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from the 1-for-12 reverse stock split effected on January 26, 2024, throughout the consolidated financial statement unless otherwise stated.

Results of Operations:

Comparison of the Years Ended June 30, 2024, and 2023

Revenue

Sales of goods

Revenue from sales of goods increased by $1,854,909 to $3,111,781 from $1,256,872 for the year ended June 30, 2024, compared to same period in 2023. This is due to the expansion of the customer base, both in the pre-existing markets and expansion into new regions. We expect this trend to continue as we expand into new markets in the future.

Revenue from the IFPG segment relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Year Ended June 30,
	2024	2023
Sales of goods - cartridges	$1,549,409	$724,304
Sales of goods - readers	938,897	335,863
Other sales	623,475	196,705
Total revenue	$3,111,781	$1,256,872

Cost of revenue

Cost of revenue increased by $755,951 to $1,686,155 from $930,204 for the year ended June 30, 2024, compared to same period in 2023. Cost of revenue relates to the direct labor, direct material costs and direct overhead costs incurred in the production of the goods. This is in line with expectations, as the business expands into new markets. The following table shows the composition of cost of revenue.

Cost of revenue

	Year Ended June 30,
	2024	2023
Direct material cost	1,017,218	369,217
Direct labor cost	646,246	533,618
Direct overhead cost	22,691	27,369
Total cost of revenue	$1,686,155	$930,204

Gross profit

	Year Ended June 30,
	2024	2023
Revenue	$3,111,781	$1,256,872
Direct material cost	(1,017,218)	(369,217)
Direct labor cost	(646,246)	(533,618)
Direct overhead cost	(22,691)	(27,369)
Cost of revenue	(1,686,155)	(930,204)
Gross profit	1,425,626	326,668
Gross profit margin	45.81%	25.99%

Gross profit increased by $1,098,958 to $1,425,626 from $326,668 for the year ended June 30, 2024, compared to same period in 2023. This has been driven by increased revenue from acquiring new customers.

The gross profit is primarily attributable to the IFPG segment.

Contribution margin (non-GAAP)

	Year Ended June 30,
	2024	2023
Revenue	$3,111,781	$1,256,872
Direct material cost	(1,017,218)	(369,217)
Contribution margin (non-GAAP)	2,094,563	887,655
Contribution margin % (non-GAAP)	67.31%	70.62%

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $1,206,908 to $2,094,563 from $887,655 for the year ended June 30, 2024, compared to same period in 2023. This has been driven by increased revenue from acquiring new customers.

Government support income

Government support income in the IFPG and BPT segments decreased by $312,852 to $424,776 from $737,628 for the year ended June 30, 2024, compared to same period in 2023. This decrease was primarily attributable to an adjustment for a potential refund of the Australian Government grant if we are unable to complete the project on time.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,231,793 to $9,258,496 from $8,026,703 for the year ended June 30, 2024, compared to the same period in 2023. This increase is primarily due to engagement of consultants for marketing, media and investor relationship management, capital raising, professional fees for legal and compliance as the Company continues to expand its business and conduct clinical study as it progresses along its 510(k) pathway for FDA clearance.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee-related costs associated with a higher headcount. We aim to ensure that our cost efficiency is increased over the same period whilst we streamline the business, delivering increased value for investors.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $1,166,382 to $1,673,806 from $507,424 for the year ended June 30, 2024, compared to the same period in 2023. This increase is primarily driven by amounts spent on in-house R&D staff and timing of R&D work performed by the research partners engaged by the Company.

As the Company continues its FDA 501(k) clinical study plan, we expect development and regulatory expenses to increase in future periods, as demonstrated by the results above.

Depreciation and amortization

Depreciation and amortization increased by $234,542 to $1,201,274 from $966,732 for the year ended June 30, 2024, compared to same period in 2023. This is mainly due to inclusion of amortization of intangible assets for twelve months to June 30, 2024 results as compared to approximately nine months to June 30, 2023 upon the acquisition of IFP in October 2022 offset by the revaluation of the useful life of technology assets from 5 years to 7 years on April 1, 2023.

Goodwill Impairment

The goodwill impairment expenses decreased by $4,158,670 to $0 from $4,158,670 for the year ended June 30, 2024, compared to the same period in 2023. Refer to note 3 of our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K.

Other income and expenses

Interest expense

Interest expense decreased by $56,394 to $167,140 from $223,534 for the year ended June 30, 2024, as compared to the same period in 2023. This decrease was attributable to the conversion of the convertible notes into common stock of the Company in May 2023.

Realized foreign exchange loss

Realized foreign exchange loss decreased by $8,651 to $1,178 from $9,829 for the year ended June 30, 2024, compared to the same period in 2023. This decrease was largely attributable to favorable exchange rates while settling transactions in currencies other than its functional currencies.

Fair value gain on revaluation of financial instruments

The fair value gain decreased by $1,978,627 to $175,738 from $2,154,365 for the year ended June 30, 2024, as compared to the same period in 2023. This decrease is due to the revaluation gains on the convertible notes and contingent consideration for holdback Series C Preferred Stock resulting from the acquisition of IFP. The convertible notes and holdback Series C Preferred Stock shares were converted into common stock in May 2023 and October 2023, respectively.

Interest income

Interest income increased by $75,146 to $84,822 from $9,676 for the year ended June 30, 2024, as compared to the same period in 2023. This increase was attributable to the higher bank balance during the current period due to capital raising of approximately $14.56 million, net of costs during fiscal year ended June 30, 2024.

Income tax (expense) benefit

There was no income tax expense for the years ended June 30, 2024, and 2023, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain/(loss)

Unrealized foreign currency translation gain decreased by $349,757 to a loss of $137,118 from a gain of $212,639 for the year ended June 30, 2024, compared to the same period in 2023. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Net loss attributable to INBS

Net loss attributable to INBS decreased by $474,961 to $10,156,759 from $10,631,720 for the year ended June 30, 2024, compared to the same period in 2023.

This decrease is primarily driven by goodwill impairment charges of $4,158,670 and combined results of operations after the acquisition of IFP offset by a recognition of fair value gain on revaluation of convertible notes and holdback Series C Preferred Stock of $2,062,878 during the same period in 2023.

Liquidity and Capital Resources

We use working capital and cash measures to evaluate the performance of our operations and our ability to meet our financial obligations. We define Working Capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under US GAAP. This information is intended to provide investors with information about our liquidity. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of June 30, 2024, we had $6,304,098 in cash and cash equivalents and working capital of $3,083,510.

The Company expects that its cash and cash equivalents as of June 30, 2024, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. There can be no assurance that, in the event that the Company requires additional financing, such financing may be available on terms which are favorable to us, or at all.

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

Cash Provided by Financing Activities

On October 4, 2023, the Company raised approximately $4.38 million, prior to deducting underwriting discounts and commissions and offering expenses, via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million. See Note 13, Shareholders’ Equity, for further details.

On February 7, 2024, the Company raised approximately $1.77 million, prior to deducting closing costs and placement agent fees, via a warrant inducement transaction with holders of the Company’s Series E Warrants issued on October 4, 2023. Net proceeds to the Company, after deducting closing costs, placement agent fees, and other estimated expenses payable by the Company, was approximately $1.58 million. See Note 13, Shareholders’ Equity, for further details.

On March 12, 2024, the Company raised approximately $10.10 million, prior to deducting placement agent’s fees and other offering expenses via a private placement of common stock and warrants priced at-the-market under Nasdaq rules. Net proceeds to the Company, after deducting placement agent’s fees and other estimated offering expenses payable by the Company, were approximately $9.12 million. See Note 13, Shareholders’ Equity, for further details.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

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

Grant income

Accounting for the grant income does not fall under ASC 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under US GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the Australian Government grant to the Company.

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

The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to Covid-19 pandemic in the preceding year. As of June 30, 2024, the Company has only completed 4 of the 8 milestones in the grant agreement. On April 16, 2024, the Company entered into a Deed of Variation with Australian Government, Department of Industry, Science and Resources, extending the project completion date to March 28, 2025. The deed of variation also made certain modifications to the project costs. The overall budget of the project has been reduced by $1.65 million to account for the changes in scope of the project.

There was no deferred grant income recognized within other income during the year ended June 30, 2024. A total of $127,944 deferred grant income was recognized within other income during the year ended June 30, 2023.

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

Impairment of Long-lived Assets and Goodwill

Long-lived assets consist of property and equipment, right-of-use assets and other intangible assets. We assess impairment of assets groups, including intangible assets at least annually or more frequently if there are any indicators for impairment. The Company did not recognize any impairments of long-lived assets during the fiscal year ended June 30, 2024 and 2023.

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

During the fiscal year ended June 30, 2023, the Company recognized an impairment charge of $4.2 million in the IFPG segment, which was related to the goodwill associated with the IFP Acquisition. Following the impairment charge the goodwill balance was zero.

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

R&D Tax Refund

The Company measures the research and development grant income and receivable by calculating the time spent by employees and costs incurred to external service providers on eligible research and development activities. The research and development tax refund receivable is recognized as the Company believes that it is probable that the amount will be recovered in full through a future claim.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2024, due to the material weaknesses described below.

Material Weakness

As a result of the assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Ongoing Remediation Plan

Management is committed to continuing the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. Since our initial public offering (“IPO”), which we completed in December 2020, we made the following enhancements and continue to make progress to enhance our control environment:

● We added accounting and finance personnel to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations and journal entries that support financial reporting, to provide oversight, structure and reporting lines to provide additional review over our disclosures;

● We enhanced our controls to improve the preparation and review of complex accounting measurements, the application of US GAAP to significant accounts and transactions and our financial statement disclosures;

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

ITEM 9B. OTHER INFORMATION.

During the three-months ended June 30, 2024, none of the Company’s directors or executive officers has adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The current number of directors on our Board of Directors is four. Under our Amended and Restated Bylaws, the number of directors on our Board will not be less than one, nor more than ten, and is fixed, and may be increased or decreased by resolution of the Board. There are no family relationships among any of our directors or executive officers.

Our business is managed under the direction of our Board, which currently consists of the individuals listed below:

Director	Age+	Position(s) with the Company	Director Since
Stephen Boyages*	67	Chairman of the Board Former Interim Chief Executive Officer (October 29, 2021 – October 26, 2022)	July 2020
Jonathan Hurd*	53	Director	April 2018
Jason Isenberg*	51	Director	October 2022
Nicola Fraser*	48	Director	June 2024

+ As of September 16, 2024

* Independent

Steven Boyages MB BS PhD

Dr. Steven Boyages, 67, is a practicing clinician in diabetes and endocrinology with more than 31 years’ experience in medicine, including multiple executive positions. Dr Boyages held the position of Interim Chief Executive Officer of the Company for less than one year, from October 29, 2021, to October 26, 2022. Dr. Boyages also previously held the position of Chief Executive of the Sydney West Area Health Service (SWAHS) from February 2002 to May 2011, which is now known as Western Sydney Local Health District, covering a population of approximately 1.2 million people, SWAHS employed more than 15,000 staff and had a gross operating budget of $2 billion, managing $1.6 billion worth of assets. Dr. Boyages has also served as Medical Director for eHealth New South Wales and was the founding Chief Executive of the Clinical Education and Training Institute (CETI) New South Wales, Australia, set up to ensure the development and the delivery of clinical education and training across the NSW public health system. Previous to this, Dr. Boyages was the Director of Diabetes and Endocrinology at Westmead Hospital, from February 1990 to December 1999. During this time, Dr. Boyages’ major achievements were to define the pathophysiology of thyroid hormone deficiency on brain development secondary to iodine deficiency; to develop prevention strategies in iodine deficient communities in China, India, Indonesia and Northern Italy; to define the impact of Growth Hormone excess and deficiency in adults and to develop innovative population health models of care for people with diabetes. Dr. Boyages continues an active research career in a range of fields, but mostly in the pursuit of better models of chronic disease prevention and management. Dr. Boyages was the founding director of the Centre for Research and Clinical Policy in NSW Health in 1999, during which time he established the Priority Health Programs (receiving $15 million in funding per annum), doubled the Research Infrastructure Grants Program, established the Quality Branch of NSW Health and was appointed as Clinical Advisor to the Director General to implement the Government Action Plan for Health Reform. Additionally, Dr. Boyages was instrumental in establishing and securing funding for the NSW biotechnology strategy, BioFirst, a $150 million investment. We believe that Dr. Boyages is well-qualified to serve on our Board of Directors due to his medical expertise and research and development experience. He also has extensive experience in financial management, board and corporate governance, government relations and regulatory affairs.

Jonathan S. Hurd

Mr. Hurd, 54, has been a member of our Board of Directors since April 2018 and chairs the Company’s Compensation Committee. He previously served as our Chairman of the Board from August 2018 to November 2019. Mr. Hurd has expertise in broker-dealer and investment advisory regulations and is well versed in FINRA and SEC rules and regulations. Mr. Hurd has served as Founder and CEO at Asgard Regulatory Group, or “Asgard,” since founding the firm in 2008. Asgard provides consulting, advisory and risk management services to broker-dealer, investment adviser, hedge funds, private equity, and banking clients both domestically and abroad. Prior to starting Asgard, Mr. Hurd was the Chief Compliance Officer for several financial institutions. His experience involved full-service broker-dealers, investment advisory firms, bank-broker-dealers and mortgage-backed securities. Mr. Hurd also served on the Board of Directors for many of these companies. Prior to working at these financial institutions, Mr. Hurd was a Supervisor of Examiners at FINRA, previously NASD, in the New York District Office. While with FINRA, he supervised routine examinations of FINRA member firms, and conducted large-scale enforcement cases jointly with the Justice Department and Federal Bureau of Investigations. Mr. Hurd also assisted the District Office with its ongoing training of new examiners. In addition, from 2005 to 2011, Mr. Hurd was a Senior Adjunct Professor in the Townsend School of Business at Dowling College, where he instructed MBA students in matters relating to the United States securities markets and financial institutions. He was responsible for introducing students to the subjects of financial derivatives, foreign stock exchange, hedge transactions and risk management. Mr. Hurd is also a Certified Anti-Money Laundering Specialist (CAMS) and holds the Series 7, 14, 24, 27, 53, 57, 63, 66, 79 and 99 licenses as well as his NYS Life and Health Insurance licenses. We believe Mr. Hurd is well-qualified to serve on our Board of Directors due to his substantial experience in corporate finance, his expertise in the regulation and functioning of securities markets and his widespread relationships in the financial industry.

Jason Isenberg

Mr. Isenberg, 51, has been a member of our Board since October 2022. Mr. Isenberg currently serves as Assistant General Counsel for RFA Management Company, LLC in Atlanta, Georgia, where he advises a large, endowment-style portfolio of affiliated companies, trusts and foundations and their respective managers, shareholders and boards in matters including corporate governance, corporate and real estate transactions, business operations, employment law and risk mitigation, a position he has held since 2006. Jason is recognized for having successfully negotiated investment and corporate transactions totaling over $500,000,000. Jason’s prior experience includes working with and for several global law firms, focusing on areas of construction and mass-tort litigation. Mr. Isenberg holds a Bachelor of Arts from the University of Maryland and his Juris Doctor from New England Law in Boston. We believe Mr. Isenberg is well-qualified to serve on our Board of Directors due to his substantial experience in investments and corporate transactions.

Nicola Fraser

Nicola Fraser, age 48, has been a member of our Board of Directors since June 7, 2024, and chairs the Company’s Audit Committee. Ms. Fraser is currently the Managing Partner of NextKey Services LLC (“NextKey”), a financial consulting company she co-founded in 2019 that advises high-growth companies on strategic financial matters. From 2015 to 2018, prior to founding NextKey, Ms. Fraser served as Executive Director – Finance, Regulatory Capital at JP Morgan Chase. While at JP Morgan Chase and in her previous senior executive positions at Fannie Mae and Deloitte, she led significant financial transformations and regulatory compliance initiatives. Ms. Fraser is an active CPA, licensed in Texas, and holds an AICPA Chartered Global Management Accountant (CGMA) designation. We believe Ms. Fraser is well qualified to serve on our Board of Directors due to her substantial experience in financial reporting and understanding of compliance and the audit process.

Corporate Governance

Overview

We set high standards for the Company’s employees, officers, and directors. Implicit in this philosophy is the importance of sound corporate governance. We regularly monitor developments in the area of corporate governance and review our processes, policies and procedures in light of such developments. Key information regarding our corporate governance initiatives can be found on the Governance section of our website, www.ibs.inc, including our Code of Ethics (“Code of Ethics”) and the charters for our Audit, Compensation and Nominating and Corporate Governance Committees. We believe that our corporate governance policies and practices, including the majority of independent directors on our Board, empower our independent directors to effectively oversee our management—including the performance of our Chief Executive Officer—and provide an effective and appropriately balanced board governance structure and provide an effective and appropriately balanced board governance structure. The information on or accessible through our website is not part of this report.

Independence of the Board of Directors

Our Board of Directors has determined that each of our directors is an independent director (as currently defined in Rule 5605(a) of the NASDAQ listing rules).

In determining the independence of our directors, the Board considered all transactions in which the Company and any director had any interest, including those discussed under “Related Party Transactions” below. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

All our directors are independent. The independent directors meet as often as necessary to fulfil their responsibilities and will have regularly scheduled meetings at which only independent directors are present.

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

Although management is responsible for the day-to-day management of the risks we face, our Board of Directors and its committees take an active role in overseeing management of our risks and has the ultimate responsibility for the oversight of risk management, including with regard to cybersecurity. The Board of Directors regularly reviews information regarding our operational, financial, legal and strategic risks. Specifically, senior management attends periodic meetings of the Board of Directors, provides presentations on operations including significant risks, and is available to address any questions or concerns raised by our Board of Directors.

In addition, we expect that committees will assist the Board of Directors in fulfilling its oversight responsibilities regarding risk. The Audit Committee will coordinate the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures, related party transactions and code of conduct and corporate governance guidelines. Management will regularly report to the Audit Committee on these areas. The Compensation Committee will assist the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. When any of the committees receives a report related to material risk oversight, the chairperson of the relevant committee will report on the discussion to the full Board of Directors.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The following table provides the current membership information for each of the Board committees.

Name*	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Steven Boyages	X	X	X (Chairperson)
Jonathan S. Hurd	X	X (Chairperson)	X
Jason Isenberg	-	X	X
Nicola Fraser	X (Chairperson)	-	-

* Christopher Towers was a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee prior to his resignation effective on June 7, 2024. Lawrence Fisher was a member of Audit Committee and Compensation Committee at the time of his passing on June 5, 2024.

Below is a description of each committee of the Board of Directors. The Board has adopted written charters for each of the committees, which are available on the Investors - Governance section of our website at www.ibs.inc. The information on or accessible through our website is not part of this report.

Audit Committee

We have established an Audit Committee of the Board of Directors in accordance with Section 3(a)58(A) of the Exchange Act, which consists of Ms. Fraser, Mr. Boyages and Mr. Hurd, each of whom is an independent director under the Nasdaq listing standards applicable to audit committees. Nicola Fraser qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include, but not be limited to:

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

Compensation Committee

We have established a Compensation Committee of the Board of Directors that consists of Mr. Hurd, Mr. Isenberg and Mr. Boyages, each of whom is an independent director under the NASDAQ Stock Market listing standards applicable to compensation committees. The Compensation Committee’s duties, which are specified in our Compensation Committee charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee of the Board of Directors that consists of Mr. Boyages, Mr. Hurd and Mr. Isenberg each of whom is an independent director under the NASDAQ Stock Market listing standards applicable to nominating and corporate governance committees. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Company’s Board of Directors and accordingly recommends director nominees for the annual meeting of stockholders. The Nominating and Corporate Governance Committee also recommends and implements policies and procedures intended to assist the Board operations and all obligations to the Company and its stockholders.

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

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. Though the Nominating and Corporate Governance Committee does not have specific guidelines on diversity, it is one of many criteria considered by the Nominating and Corporate Governance Committee when evaluating candidates. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

The Nominating and Corporate Governance Committee will consider nominees for the Board recommended by stockholders in accordance with the Company’s Bylaws. Stockholders wishing to propose Director candidates for consideration by the Nominating and Corporate Governance Committee may do so by writing, by deadlines specified in the Bylaws, to the Secretary of the Company and providing information concerning the nominee and his or her proponent(s) required by the Bylaws. The Bylaws set forth further requirements for stockholders wishing to nominate Director candidates for consideration by stockholders including, among other things, that a stockholder must give timely written notice of an intent to make such a nomination to the Secretary of the Company.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that provides guidance to employees (including officers) and directors with respect to transactions in the Company’s securities. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. The policy also prohibits directors, officers and other employees from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities without our prior approval.

A copy of the Intelligent Bio Solutions, Inc. Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on form 10-K.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended June 30, 2024, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, other than the inadvertent late filings by Nicola Fraser of one report (a Form 3) reporting no transactions.

Executive Officers

The names of our executive officers, their ages, their positions with the Company, and other biographical information as of September 16, 2024, are set forth below.

Name	Age	Positions	Officer Since

Harry Simeonidis	55	President	October 2022- Present September 2017- October 2021
		Chief Executive Officer	October 2022- Present January 2020- October 2021
		President Asia Pacific, Sales and Marketing	October 2021- October 2022

Spiro Sakiris	62	Chief Financial Officer	April 2019 - Present

Harry Simeonidis

Mr. Harry Simeonidis, 55, has served as our President and Chief Executive Officer since October 2022. Mr. Simeonidis served as our President Asia Pacific, Sales and Marketing from October 2021 to October 2022. Mr. Simeonidis also previously served as our President and a member of our Board of Directors from September 2017 until October 2021, and Chief Executive Officer from January 2020 until October 2021. Mr. Simeonidis has more than 27 years of experience in senior management roles in healthcare, pharmaceutical and life sciences businesses across the APAC Region. Previously, from March 2017 to December 2019, he served as the General Manager of FarmaForce Limited, an Australian company listed on the Australian Stock Exchange from April 2015 to March 2017, Mr. Simeonidis operated a private consulting firm, offering services predominantly to clients from the healthcare sector in Australia. From 2013 to April 2015, Mr. Simeonidis was General Manager of Surgery, Asia Pacific, at GE Healthcare. From 2003 to 2012, Mr. Simeonidis was the CEO for Australia and New Zealand at GE Healthcare.

Spiro Sakiris

Mr. Spiro Sakiris, 62, has served as our Chief Financial Officer since April 2019. He is a member of the Institute of Chartered Accounts of Australia & New Zealand. He also has served as the Special Projects Lead at The iQ Group Global from January 2018 until December 2020, and as a registered Series 28 principal with IQ Capital (USA) LLC, a registered broker-dealer with FINRA, from November 2016 until September 2021. From 2013 to December 2017, Mr. Sakiris served as Chief Financial Officer and Chief Operating Officer for listed entities at The iQ Group Global. He worked at Economos Chartered Accountants from 1986 to 2013, which included 23 years as a partner where he was instrumental in the development of the firm’s practice. During his 33 years of experience, Mr. Sakiris has been involved in advising businesses in the areas of accounting and taxation, business advisory, initial public offerings and capital raising, business risks identification and management and business systems designs across many industries, including the application of IFRS and US GAAP for the life science industry. Mr. Sakiris is also well versed in dealings with companies based in overseas jurisdictions such as Asia, Europe and the United States. He is also a registered company auditor experienced in United States reporting under Public Company Accounting Oversight Board in the United States and a registered tax agent in Australia.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended June 30, 2024 and 2023 by (i) individuals serving as our principal executive officer during the fiscal year ended June 30, 2024, (ii) our two other highest compensated executive officers (other than our principal executive officer) who were serving as executive officers as of June 30, 2024, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2024 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock Awards(1)		All Other Compensation		Total*
		($)	($)	($)		($)		($)
Harry Simeonidis	2024	293,390	107,522	-		45,710	(2)(3)	446,622
Chief Executive Officer and President	2023	276,103	-	32,513	(4)	34,682	(3)(5)	343,298

Spiro Sakiris	2024	204,882	94,410	-		37,407	(3)(6)	336,699
Chief Financial Officer	2023	242,432	-	30,481	(7)	31,995	(3)(8)	304,908

* Executives’ employment agreements in Australia are entered into through the Company’s subsidiaries and compensation is denominated and paid in Australian dollars. Compensation paid throughout the year in Australian dollars has been converted to United States dollars (US dollars) using the average exchange rate for the fiscal year ended June 30, 2024, of 0.6556 US dollars for each Australian dollar (the “Average Rate”).

(1)	The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with ASC Topic 718– Compensation – Stock Compensation.

(2)	Includes an annual automobile allowance of $15,735.

(3)	Includes the contributions that are mandatory in Australia to a retirement fund known in Australia as a superannuation fund for each of Mr. Simeonidis, and Mr. Sakiris, at the applicable rate of 11% (10.5% during the fiscal year 2023).

(4)	Represents stock compensation of $32,513, made under 2019 Long Term Incentive Plan.

(5)	Includes an annual automobile allowance of $16,162.

(6)	Includes an annual automobile allowance of $10,927.

(7)	Represents stock compensation of $30,481, made under 2019 Long Term Incentive Plan.

(8)	Includes an annual automobile allowance of $13,468.

Outstanding Equity Awards at Fiscal Year End

Our Named Executive Officers did not hold any outstanding equity awards as of June 30, 2024. All outstanding stock awards are fully vested.

Employment and Related Agreements

Compensation under the executives’ employment agreements in Australia is paid in Australian dollars. All amounts described below that are payable in Australian dollars have been converted to US dollars using the spot exchange rate of 0.6624 US dollars for each Australian dollar at fiscal year ended June 30, 2024 (the “Spot Rate”), which differs from the Average Exchange Rate used in the summary compensation table for disclosures regarding past compensation.

●	During the fiscal year ended June 30, 2019, we, through our 99% owned subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd (“IBS (APAC)”), entered into an employment agreement with each of Messrs. Simeonidis and Sakiris. Mr. Simeonidis’ and Mr. Sakiris’ employment agreements provide for them to serve as President and Chief Financial Officer, respectively, of our majority-owned subsidiary, and in accordance with their respective agreements. On September 9, 2022, the Company entered into new employment agreements with each of Messrs. Simeonidis and Sakiris, each of which were dated June 27, 2022, in order to amend their respective salaries, as approved by the Compensation Committee. Mr. Sakiris’ employment agreement amends and supersedes his prior employment agreement dated as of April 30, 2019, and Mr. Simeonidis’ employment agreement amends and supersedes his prior employment agreement dated as of June 17, 2019.

●

On July 23, 2024, subsequent to the recommendation and approval of the Compensation Committee, the Board approved increasing the annual base salary for Mr. Simeonidis to $370,944 per year and increasing the annual base salary for Mr. Sakiris to $271,584 per year. These salary increases were effective April 1, 2024.

In addition, Mr. Sakiris and Mr. Simeonidis are each eligible to receive an annual bonus of up to 20% of their respective gross base salaries, of which 50% will be based on meeting company objectives and the remainder will be based on meeting mutually agreed employee objectives or as otherwise determined by the Company.

We also make certain contributions that are mandatory in Australia to a retirement fund for each of Mr. Sakiris and Mr. Simeonidis, known in Australia as a superannuation fund, currently at the rate of 11.5% (was 11% during fiscal year ended June 30, 2024). We also provide an annual car allowance of $15,898 and $13,248 to Mr. Simeonidis and Mr. Sakiris respectively (based on the Spot Rate).

Each of Mr. Sakiris and Mr. Simeonidis employment agreements is terminable on six months’ notice either by our subsidiary or by the executive. However, we may terminate either executive without notice if he engages in serious or willful misconduct, is seriously negligent in the performance of his duties, commits a serious or persistent breach of his employment agreement, brings our company into disrepute, or is convicted of a criminal offense.

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

Superannuation Fund

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all our Australian employees at an amount required by law, which is currently 11.5% (was 11% during fiscal year ended June 30, 2024) of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

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

On February 8, 2023, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 2,084 to 6,250 shares. On May 8, 2023, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 6,250 to 10,417 shares.

Unless otherwise noted, all share amounts have been adjusted to reflect the 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023.

All share amounts above have been adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, and a 1-for-20 reverse stock split effected on February 9, 2023.

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

Stock Subject to the 2019 Plan

An aggregate of 133,334 shares of our common stock are available for issuance under the 2019 Plan. Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2019 Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the exercise price or tax withholding liability associated with the stock option exercise, the shares surrendered by the holder or withheld by us will not be available for future award grants under the plan.

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

Eligibility

We may grant awards under the 2019 Plan to employees, officers, directors, and consultants of the Company and our subsidiaries and affiliates who are deemed to have rendered, or to be able to render, significant services to us or our subsidiaries or affiliates and who are deemed to have contributed, or to have the potential to contribute, to our success. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. Based on the current number of employees and consultants to the Company and on the current size of our Board of Directors, we estimate that as of June 30, 2024, approximately 45 individuals are eligible to participate in the 2019 Plan.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of June 30, 2024
Number of
securities
remaining
	Number of		available for
	securities to be		future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	shares reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	128,000	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	128,000

(1)	Securities remaining available for issuance under the 2019 Plan.

Director Compensation

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2024.

	Fees earned or paid in cash	Stock Awards	All other compensation	Total
Name	($)	($)	($)	($)
Steven Boyages (1)	45,000	-	-	45,000
Lawrence Fisher (2)	30,511	-	-	30,511
Jonathan Hurd	35,000	-	-	35,000
Jason Isenberg	33,750	-	-	33,750
David Jenkins (3)	13,750	-	-	13,750
Christopher Towers (4)	40,313	-	-	40,313
Nicola Fraser (5)	3,667	-	-	3,667

(1)	Includes a director’s fees of $40,909 and a superannuation contribution of $4,091.

(2)	Mr. Fisher passed away on June 5, 2024.

(3)	Mr. Jenkins term on the Board of Directors ended on December 15, 2023.

(4)	Mr. Towers resigned from the Board of Directors effective June 7, 2024.

(5)	Ms. Fraser was appointed to the Board of Directors on June 7, 2024.

Non-Employee Director Compensation Arrangements

Prior to April 1, 2024:

Our non-employee directors are entitled to receive cash fees of $30,000 (plus $10,000 each for the Chairman of the Board and Financial Expert/Chair of the Audit Committee) per year of service on our Board of Directors. Service rendered on any of the committees of the Board does not entitle our non-employee directors to any additional compensation.

After April 1, 2024:

Our non-employee directors are entitled to receive cash fees of $40,000 (additional $20,000 for the Chairman of the Board, additional $15,000 Financial Expert/Chair of the Audit Committee and Nominating and Corporate Governance Committee, an additional $5,000 for the Chair of the Compensation Committee, and additional $5,000 for the member of each committees unless he/she is the chairperson of a committee) per year of service on our Board of Directors.

Recoupment Policy

We adopted the Intelligent Bio Solutions, Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Compensation Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 16, 2024 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

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

Applicable percentages are based on 4,249,782 shares of our common stock outstanding on September 16, 2024. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of September 16, 2024. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise set forth below, the address of the beneficial owner is c/o Intelligent Bio Solutions Inc., 135 West, 41ST Street, 5th Floor, New York, NY 10036.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Executive officers and directors:
Dr. Steven Boyages[1]	313	*
Jonathan S. Hurd[2]	63	*
Jason Isenberg	-	-
Nicola Fraser	-	-
Spiro Sakiris[3]	28,860	*
Harry Simeonidis[4]	408	*

All Executive Officers and Directors as a group (6 persons)	29,644	*

5% Stockholder
Alyeska Master Fund, LP5	429,109	9.59%

*	Less than 1%.
(1)	Consists of 313 shares of common stock.
(2)	Consists of 63 shares of common stock.
(3)	Consists of (i) 19,259 shares of common stock, of which 315 are held directly by Mr. Sakiris and 18,944 shares are held indirectly by Anest Holdings Pty Ltd (“Anest Holdings”); (ii) currently exercisable Series A Warrants held by Anest Holdings to purchase 7 shares of common stock; (iii) currently exercisable 112,727 series E warrants convertible to 9,394 shares of common stock and iv) currently exercisable Series D warrants held by Anest Holdings to purchase 200 Shares of common stock. Anest Holdings is the trustee of ATF S&T Sakiris Superannuation Fund, of which Mr. Sakiris is a director.
(4)	Consists of 349 shares of common stock.
(5)

Consists of 206,199 shares directly held by Alyeska Master Fund, LP (“Alyeska”) and 222,910 shares underlying Pre-Funded Warrants currently exercisable within 60 days.  Does not include 439,560 shares underlying H-1 Warrants and 439,560 shares underlying H-2 Warrants held by Alyeska that are not currently deemed to be exercisable within 60 days. Alyeska Investment Group, L.P., the investment manager of Alyeska, has voting and investment control of the shares held by Alyeska. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by the Selling Stockholder. The registered address of Alyeska Master Fund, L.P. is at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street George Town, Grand Cayman, KY1-1104, Cayman Islands. Alyeska Investment Group, L.P. is located at 77 W. Wacker, Suite 700, Chicago IL 60601. The warrants held by Alyeska are subject to a beneficial ownership limitation of 9.99%, which limitation restricts Alyeska from exercising that portion of such warrants that would result in Alyeska and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

Our Board of Directors has determined that each of our directors is an independent director (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). At the time of Mr. Tower’s resignation on June 7, 2024, and the end of Mr. Jenkins’ term on the Board on December 15, 2023, both Messrs. Towers and Jenkins were independent. At the time of Mr. Fisher’s passing on June 5, 2024, Mr. Fisher was independent. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Related-Person Transactions” below.

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

Certain Transactions with or Involving Related Persons

The following is a summary of related party transactions since the beginning of our last fiscal year, and any currently proposed transactions, to which we were or are to be a participant. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were, unless otherwise noted below, comparable to terms available or the amounts that we would pay or received, as applicable, in arm’s-length transactions.

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

The original exercise price of the Series E Warrants was $0.55 per share ($6.60 post-Company’s Reverse Stock Splits) which was subject to a one-time reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the five-day volume weighted average price for the five trading days immediately following the date the Company effects a reverse stock split. As a result of the January 2024 Reverse Stock Split, the exercise price of the Series E Warrants was reset to $2.9232 per share. The original exercise price of the Series F Warrants was $0.55 per share ($6.60 post-Company’s Reverse Stock Splits) but is subject to an alternate cashless exercise option pursuant to which the holder has the right to receive an aggregate number of shares of common stock on a one-for-one basis (one-for-1/12 post-Company’s Reverse Stock Splits) (subject to adjustment).

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

Spiro Sakiris, our Chief Financial Officer, purchased 112,727 units on the same terms as the other purchasers in the October 2023 Offering. Mr. Christopher Towers, a member of our Board at the time of the October 2023 Offering, purchased 9,090 units on the same terms as the other purchasers in the October 2023 Offering. Each unit consisted of one share of common stock, one Series E Warrant and one Series F Warrant. The units were priced at a combined public offering price of $0.55 per unit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO Audit Pty Ltd. (“BDO”) was our independent registered public accounting firm from July 1, 2022, to June 28, 2023. BDO resigned as the Company’s independent registered public accounting firm effective June 29, 2023. On June 29, 2023, the Audit Committee approved the appointment of UHY LLP (“UHY”) as the Company’s independent registered public accounting firm for the year ending June 30, 2023. UHY continued as Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the year ending June 30, 2024.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2024, and 2023, by UHY and BDO.

	June 30, 2024	June 30, 2023
Audit Fees(1)	$407,750	$514,421
Audit – Related Fees(2)	-	-
Tax Fees(3)	-	14,573
All Other Fees(4)	164,000	10,101
Total Fees	$571,750	$539,095

(1)	Audit fees relate to professional services rendered in connection with the audit of annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings. Of the total audit fees $514,421 for year ended June 30, 2023, $200,000 relates to fees paid to UHY and the balance $314,421 to BDO.

(2)	Audit-related fees relate to professional services that are reasonably related to the performance of the audit or review of financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services. Tax fees $14,573 for year ended June 30, 2023, relates to amount paid to BDO.

(4)	All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements. All other fees $10,101 for year ended June 30, 2023 relates to amount paid to BDO.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The financial statements required to be included in this Annual Report on Form 10-K are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of October 4, 2022, by and among GBS INC., Intelligent Fingerprinting Limited, the Sellers Listed on Schedule I thereto, Jason Isenberg (as the RFA Sellers’ Representative), and Philip Hand (as the other Sellers’ Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2023).

3.4	Amended and Restated Bylaws of Intelligent Bio Solutions Inc., as amended as of October 26, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

3.8	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.9	Certificate of Elimination of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, filed with the Delaware Secretary of State on October 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2024).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.5	Form LSBD Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.7	Form of Warrant (Series D) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.13	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the Commission on August 23, 2023).

4.14	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.15	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.16	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.17	Warrant Agency Agreement, dated as of October 4, 2023, between Intelligent Bio Solutions Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.18	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.19	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.20	Form of Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.21	Form of Series H-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.22	Form of Series I Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.1*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended December 13, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2023).

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.1*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.2*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.3*	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).

10.4	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.5	Form of Exchange Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.7	Form of Purchase and Assignment Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.8	Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.9	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on September 22, 2022).

10.10	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

10.11	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.12	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.13	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.14	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.15	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonidis and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.16	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.17	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.18	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.19	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.20	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.21	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.22	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.23	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.24	Form of Securities Purchase Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.25	Form of Registration Rights Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.26	Form of Convertible Loan Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2023).

10.27	Form of 2024 Warrant Inducement Agreement (Series E Warrants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.29	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.30	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.31†	Consulting Agreement, dated February 29, 2024, by and between C2C Advisors Inc. and Intelligent Bio Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020).

16.1	Letter to Securities and Exchange Commission from BDO Audit Pty Ltd., dated July 3, 2023. (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

19.1**	Intelligent Bio Solutions Insider Trading Policy

21.1**	List of Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Intelligent Bio Solutions Inc. Restatement Recoupment Policy

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(5) and Item 601(a)(6). Intelligent Bio Solutions Inc. hereby agrees to furnish a supplemental copy of any omitted exhibits, schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.

*Indicates management contract or compensatory plan.

** Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT BIO SOLUTIONS INC.

Date: September 18, 2024	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: September 18, 2024	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer and President	September 18, 2024
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	September 18, 2024
Spiro Sakiris	(Principal Financial Officer)

/s/ Steven Boyages	Chairman of the Board	September 18, 2024
Steven Boyages MBBS, PHD

/s/ Jonathan Hurd	Director
Jonathan Hurd		September 18, 2024

/s/ Jason Isenberg	Director
Jason Isenberg		September 18, 2024

/s/ Nicola Fraser	Director
Nicola Fraser		September 18, 2024

Intelligent Bio Solutions Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Intelligent Bio Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intelligent Bio Solutions, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and other comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

September 18, 2024

Intelligent Bio Solutions Inc.

Consolidated Balance Sheets*

	As of June 30,	As of June 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$6,304,098	$1,537,244
Accounts receivable, net	429,704	293,861
Inventories, net	777,537	979,907
Research and development tax incentive receivable	525,332	498,758
Other current assets	497,572	552,791
Total current assets	8,534,243	3,862,561
Property and equipment, net	565,850	690,175
Operating lease right of use assets	306,744	546,475
Intangible assets, net	4,372,026	5,255,401
Total assets	$13,778,863	$10,354,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,704,568	$2,610,028
Current portion of operating lease liabilities	274,834	223,447
Current portion of deferred grant income	2,486,668	2,338,057
Current employee benefit liabilities	469,381	358,942
Current portion of notes payable	515,282	353,211
Total current liabilities	5,450,733	5,883,685
Employee benefit liabilities, less current portion	63,615	24,902
Operating lease liabilities, less current portion	81,324	356,165
Notes payable, less current portion	-	402,862
Total liabilities	5,595,672	6,667,614
Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 3,456,000 and 194,200 shares issued and outstanding at June 30, 2024 and 2023, respectively*	34,557	1,942
Treasury stock, at cost, 116 shares as of June 30, 2024 and 2023, respectively*	(1)	(1)
Additional paid-in capital	60,971,740	46,180,112
Accumulated deficit	(51,964,332)	(41,807,573)
Accumulated other comprehensive loss	(712,614)	(575,496)
Total consolidated Intelligent Bio Solutions Inc. equity	8,329,350	3,798,984
Non-controlling interest	(146,159)	(111,986)
Total shareholders’ equity	8,183,191	3,686,998
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,778,863	$10,354,612

*	Common Stock has been retroactively adjusted to reflect the decreased number of shares resulting from the 1-for-12 Reverse Stock Split on January 26, 2024, throughout the consolidated financial statements unless otherwise stated.

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)*

	Year ended June 30,
	2024	2023
Revenue	$3,111,781	$1,256,872
Cost of revenue (exclusive of amortization shown separately below)	(1,686,155)	(930,204)
Gross profit	1,425,626	326,668

Other income:
Government support income	424,776	737,628

Operating expenses:
Selling, general and administrative expenses	(9,258,496)	(8,026,703)
Development and regulatory approval expenses	(1,673,806)	(507,424)
Depreciation and amortization	(1,201,274)	(966,732)
Goodwill impairment	-	(4,158,670)
Total operating expenses	(12,133,576)	(13,659,529)
Loss from operations	(10,283,174)	(12,595,233)

Other income (expense), net:
Interest expense	(167,140)	(223,534)
Realized foreign exchange loss	(1,178)	(9,829)
Fair value gain on revaluation of financial instrument	175,738	2,154,365
Interest income	84,822	9,676
Total other income, net	92,242	1,930,678
Net loss	(10,190,932)	(10,664,555)
Net loss attributable to non-controlling interest	(34,173)	(32,835)
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,156,759)	$(10,631,720)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain/ (loss)	(137,118)	212,639
Total other comprehensive income (loss)	(137,118)	212,639
Comprehensive loss	(10,328,050)	(10,451,916)
Comprehensive loss attributable to non-controlling interest	(34,173)	(32,835)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(10,293,877)	(10,419,081)

Net loss per share, basic and diluted*	$(6.38)	$(127.00)
Weighted average units outstanding, basic and diluted *	1,592,746	83,717

The accompanying notes are an integral part of these consolidated financial statements.

*	Common Stock and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from the 1-for-12 Reverse Stock Split on January 26, 2024, throughout the consolidated financial statement unless otherwise stated.

Intelligent Bio Solutions Inc.

Consolidated Statements of Changes in Shareholders’ Equity*

	Convertible preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	interest	equity
Balance, June 30, 2022	-	$-	62,042	$620	-	$-	$38,588,290	$(31,175,853)	$(788,135)	$(79,151)	$6,545,771
Reverse stock split rounding adjustment	-	-	938	9	-	-	(9)	-	-	-	-
Issuance of Series C preferred stock and common stock for acquisition, net of issuance costs	2,363,003	23,630	12,347	124	-	-	4,700,516	-	-	-	4,724,270
Issuance of Series D preferred stock, net of issuance costs	176,462	1,765	-	-	-	-	160,695	-	-	-	162,460
Stock awards issued to employees	-	-	2,084	21	-	-	259,979	-	-	-	260,000
Payment of tax withholding for employee stock awards	-	-	-	-	(116)	(1)	(14,406)	-	-	-	(14,407)
Issuance of common stock and warrants, net of issuance costs	-	-	54,583	546	-	-	2,093,121	-	-	-	2,093,667
Issuance of common stock upon cashless exercise of warrants	-	-	16,099	161	-	-	(161)	-	-	-	-
Conversion of convertible notes payable into Series C preferred stock	1,149,274	11,493	-	-	-	-	355,660	-	-	-	367,153
Conversion of convertible preferred shares into common stock	(3,688,739)	(36,888)	46,107	461	-	-	36,427	-	-	-	-
Foreign currency translation income	-	-	-	-	-	-	-	-	212,639	-	212,639
Net loss	-	-	-	-	-	-	-	(10,631,720)	-	(32,835)	(10,664,555)
Balance, June 30, 2023	-	-	194,200	1,942	(116)	(1)	46,180,112	(41,807,573)	(575,496)	(111,986)	3,686,998
Issuance of common stock, Series E Preferred Stock and warrants, net of issuance costs	5,728,723	57,287	186,018	1,860	-	-	3,727,017	-	-	-	3,786,164
Conversion of convertible preferred shares into common stock	(5,728,723)	(57,287)	477,394	4,774	-	-	52,513	-	-	-	-
Conversion of holdback Series C Preferred Stock into common stock	-	-	6,248	62	-	-	32,700	-	-	-	32,762
Issuance of common stock upon cashless exercise Series F warrants	-	-	655,086	6,551	-	-	(6,122)	-	-	-	429
Reverse stock split rounding adjustment	-	-	47,501	475	-	-	(475)	-	-	-	-
Issuance of common stock upon cash exercise of Series E warrants	-	-	629,409	6,291	-	-	1,645,207	-	-	-	1,651,498
Issuance of restricted stock to vendors	-	-	47,889	479	-	-	216,342	-	-	-	216,821
Issuance of common stock, Series I, H1 and H2 warrants, net of issuance costs	-	-	675,183	6,752	-	-	9,110,829	-	-	-	9,117,581
Issuance of common stock upon exercise of Pre-funded warrants	-	-	531,310	5,313	-	-	-	-	-	-	5,313
Stock awards issued to employees	-	-	5,762	58	-	-	13,617	-	-	-	13,675
Foreign currency translation loss	-	-	-	-	-	-	-	-	(137,118)	-	(137,118)
Net loss	-	-	-	-	-	-	-	(10,156,759)	-	(34,173)	(10,190,932)
Balance, June 30, 2024	-	-	3,456,000	34,557	(116)	(1)	60,971,740	(51,964,332)	(712,614)	(146,159)	8,183,191

The accompanying notes are an integral part of these consolidated financial statements.

*	Common Stock has been retroactively adjusted to reflect the decreased number of shares resulting from the 1-for-12 Reverse Stock Split on January 26, 2024, throughout the consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(10,190,932)	$(10,664,555)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	974,355	814,481
Amortization on right-of-use assets	238,730	152,251
Non-cash loss on foreign currency translation, net	1,178	9,829
Provision for credit losses	6,772	-
Provision for inventory obsolescence	69,676	189,670
Goodwill impairment	-	4,158,670
Share-based compensation	230,496	260,000
Non-cash refund of R&D expenditure claims	-	(127,944)
Fair value gain on revaluation of convertible notes	-	(1,537,565)
Fair value gain on revaluation of holdback Series C Preferred Stock	(175,738)	(616,800)
Non-cash other operating activities	(24,177)	(94,332)
Changes in operating assets and liabilities:
Accounts receivable	(135,843)	(293,861)
Inventories	202,370	(345,390)
Grant receivable/deferred grant income	148,611	1,031,357
Research and development tax incentive receivable	(26,574)	(145,710)
Other current assets	55,219	(118,335)
Accounts and other payables	(632,950)	84,502
Other long-term liabilities	(364,149)	(25,724)
Operating lease liabilities	51,387	(107,922)
Net cash used in operating activities	(9,571,569)	(7,377,378)

Cash flows from Investing Activities
Cash acquired from business acquisition	-	174,481
Cash payment for business acquisition	-	(363,500)
Purchase of fixed assets	(5,368)	-
Amount invested on capital work in progress	(216,058)	(505,123)
Net cash used in investing activities	(221,426)	(694,142)

Cash flows from Financing Activities
Proceeds from issuance of common stock and warrants	3,786,164	2,554,463
Proceeds from exercise of warrants	1,656,811	-
Proceeds from private placement	9,117,581	-
Proceeds from issuance of preferred stock	-	220,578
Payment of equity issuance costs - others	-	(518,914)
Payment of equity issuance costs relating to acquisition of IFP	-	(806,397)
Payment of tax withholding for employee stock awards	-	(14,407)
Net cash provided by financing activities	14,560,556	1,435,323

Effect of foreign exchange rates on cash and cash equivalents	(707)	(64,860)

Net increase in cash and cash equivalents	4,766,854	(6,701,057)
Cash and cash equivalents, beginning of period	1,537,244	8,238,301
Cash and cash equivalents, end of the period	$6,304,098	$1,537,244

Non-cash investing and financing activities
Shares issued for business acquisition	$-	$5,530,667
Note receivable settled for business acquisition	-	504,938
Deferred consideration payable for business combination	-	208,500
Recording of right-of-use asset and lease liability	-	702,566
Conversion of convertible notes payable into preferred stock	-	367,153
Conversion of preferred stock into common stock	57,287	36,888
Conversion of holdback Series C Preferred Stock into common stock	32,762	-
Issuance of common stock upon cashless exercise of Series F warrants	6,551	-

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Notes to the Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Business

Intelligent Bio Solutions Inc. and its wholly owned Delaware subsidiary, GBS Operations Inc., were each formed on December 5, 2016, under the laws of the state of Delaware. The Company’s Australian subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd, was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales (the “IFP Acquisition”). The Company’s headquarters are in New York, New York.

Intelligent Bio Solutions Inc. is a medical technology company focused on developing and delivering intelligent, rapid, non-invasive testing and screening solutions. The Company operates globally with the objective of providing innovative and accessible solutions that improve the quality of life.

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

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect both the 1-for-20 Reverse Stock Split on February 9, 2023 and the 1-for-12 Reverse Stock Split on January 26, 2024. The February 2023 Reverse Stock Split and the January 2024 Reverse Stock Split are collectively referred to herein as the Company’s “Reverse Stock Splits”.

NOTE 2. LIQUIDITY AND GOING CONCERN

On October 4, 2023, the Company raised approximately $4.38 million, prior to deducting underwriting discounts and commissions and offering expenses, via a registered underwritten public offering of the Company’s securities. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.79 million. Refer to Note 13 for details.

On February 7, 2024, the Company raised approximately $1.77 million, prior to deducting closing costs and placement agent fees, via a warrant inducement transaction with holders of the Company’s Series E Warrants issued on October 4, 2023. Net proceeds to the Company, after deducting closing costs, placement agent fees, and other estimated expenses payable by the Company, was approximately $1.58 million. Refer to Note 13 for details.

On March 12, 2024, the Company raised approximately $10.10 million, prior to deducting placement agent’s fees and other offering expenses via a private placement of common stock and warrants priced at-the-market under Nasdaq rules. Net proceeds to the Company, after deducting placement agent’s fees and other estimated offering expenses payable by the Company, were approximately $9.12 million. Refer to Note 13 for details.

The Company incurred a net loss of approximately $10.16 million for the year ended June 30, 2024. As of June 30, 2024, the Company had shareholders’ equity of approximately $8.18 million, working capital of approximately $3.08 million, and an accumulated deficit of approximately $51.96 million.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of these consolidated financial statements. Management believes there is material risk that the Company’s cash and cash equivalents as of June 30, 2024, of approximately $6.30 million, may be insufficient to fund its current operating plan through at least the next twelve months from the issuance of these consolidated financial statements. Accordingly, the Company may be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) as of June 30, 2024 and 2023.

The consolidated financial statements and notes thereto give retrospective effect to the stock splits for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants and per share amounts contained in the consolidated financial statements have been retrospectively adjusted to reflect the stock splits for all periods presented.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the spot rate on the consolidated balance sheets date; income and expenses are translated at the average rate of exchange prevailing during the year. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive loss in total shareholders’ equity.

The functional currency of INBS is the United States dollar. The settlement of transactions denominated in a currency other than the functional currency resulted in a loss of $137,118 and a gain of $212,639 for the years ended June 30, 2024 and 2023, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying consolidated financial statements including the fair value measurement of and the useful lives of long-lived assets, inventory valuations, the allocation of transaction price among various performance obligations, and the allowance for credit losses. Actual results could materially differ from those estimates.

Risks and Uncertainties

The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. See associated risk factors in Item 1A. Risk Factors in Item 1A Risk Factors in this Annual Report on Form 10-K.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of June 30, 2024 and 2023, there were no cash equivalents.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme, Financial Services Compensation Scheme or the United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. The amounts over these insured limits as of June 30, 2024 and 2023 were $5,781,130 and $1,114,687, respectively. No losses have been incurred to date on any deposits.

Fair value measurements

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

Property, Plant and Equipment (“PPE”) & Construction in Progress (“CIP”)

In accordance with the ASC 360, Property, Plant, and Equipment, the Company’s PPE, except land, is stated at cost net of accumulated depreciation and impairment losses, if any. Land is stated at cost less any impairment losses. Costs incurred to acquire, construct, or install PPE, before the assets are ready for use, are capitalized in CIP at historical cost. The carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP. CIP is not depreciated until such a time when the asset is substantially completed and ready for its intended use. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

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

Intangible assets

Intangible assets are considered long-lived assets and are recorded at cost, less accumulated amortization and impairment losses, if any. The definite-lived intangible assets are amortized over their estimated useful lives, which do not exceed any contractual periods. Certain of our intangible assets have been assigned an indefinite life as we currently anticipate that these trade names and trademarks will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Amortization is recorded on a straight-line basis over their estimated useful lives. Intangible assets acquired from a foreign operation are translated from the foreign entity’s functional currency to the presentational currency based on the exchange rate at the reporting date.

Impairment of long-lived assets

Long-lived assets include acquired property and equipment, right of use assets and other intangible assets subject to amortization. The Company evaluates the recoverability of long-lived assets for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

Such events and changes may include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in the Company’s business strategy. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to the undiscounted future cash flows expected to be generated by the asset or asset group. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset, while long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

During the fiscal year ended June 30, 2023, the Company recognized an impairment charge of $4.2 million in the IFPG segment, which is related to the goodwill associated with the IFP Acquisition. Following the impairment charge the goodwill balance was zero.

For the year ended June 30, 2024, the Company did not record any impairment charges on its long-lived assets.

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

Revenue recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue from its contracts with customers when it satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of the good or service deliverable.

Financial information presented on a consolidated basis is accompanied by disaggregated information about revenue and other income by product type for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings. Accordingly, the Company has determined the following reporting segments (refer to Note 4, Segment Information):

1)	Commercially available Intelligent Fingerprinting Products (“IFPG” or “IFPG segment”)
2)	Development Stage Biosensor Platform Technology (“BPT segment”)

Revenue is used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues is attributable to the IFPG segment during the years ended June 30, 2024 and 2023.

Revenue from the IFPG segment relates to the sale of readers, cartridges and other sales which represents accessories and is summarized as follows:

	Year ended June 30,
	2024	2023
Sales of goods - cartridges	$1,549,409	$724,304
Sales of goods - readers	938,897	335,863
Other sales	623,475	196,705
Total revenue	$3,111,781	$1,256,872

Other income

The other income is mainly comprised of grant income and Research & Development (“R&D”) tax refund.

a) Grant income

On June 30, 2021, the Company executed a definitive grant agreement with the Australian Government to assist with building a manufacturing facility. The grant has a total value of up to $4.7 million upon the achievement of certain milestones until March 28, 2024 (extended to March 28, 2025 on April 16, 2024). Proceeds from the grant will be used primarily to reimburse the Company for costs incurred in the construction of the manufacturing facility.

Accounting for the grant does not fall under ASC 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under US GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the Australian Government grant to the Company. Furthermore, disclosures made below are in accordance with the disclosure requirements of Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance.

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Pursuant to IAS 20, the Company has elected to record the grants received initially as deferred income and deduct the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability. A total of $543,410 and $646,116 was recognized as a reduction to the CIP asset on the consolidated balance sheets as of June 30, 2024 and 2023 respectively.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payments received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The project has been delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to the coronavirus pandemic in the preceding year. The Company has only completed 4 of the 8 milestones in the grant agreement as of June 30, 2024. On April 16, 2024, the Company entered into a Deed of Variation with Australian Government, Department of Industry, Science and Resources, extending the project completion date to March 28, 2025. The deed of variation also made certain modifications to the project costs. The overall budget of the project has been reduced by $1.65 million to account for the changes in scope of the project.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Pursuant to IS 20, the Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. There was no deferred grant income recognized within other income during the year ended June 30, 2024. A total of $127,944 deferred grant income was recognized within other income during the year ended June 30, 2023.

b) R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized when it is probable that the amount will be recovered in full through a future claim. A total of $424,776 and $609,684 of R&D tax refund income was recognized in other income during the years end June 30, 2024 and 2023 respectively.

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

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, if any, based on the terms of the awards. The fair value of the stock-based payments to employees and nonemployees that are fully vested and non-forfeitable at the grant date is measured by reference to the Company’s stock price and recognized immediately, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

As of June 30, 2024 and 2023, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

Net loss per share attributable to common shareholders (“EPS”)

The Company calculates earnings per share attributable to common shareholders in accordance with ASC 260, Earning Per Share. Basic net loss per share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted average number of common stock outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common shareholders by weighted average common stock outstanding during the period plus potentially dilutive common stock, such as share warrants.

Potentially dilutive common stock are calculated in accordance with the treasury share method, which assumes that proceeds from the exercise of all warrants are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

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

Adopted:

Financial Instruments – Credit Losses (“ASU 2016-13”)

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments – Credit Losses (“ASU 2016-13”). This update provides more decision-useful information about the expected credit losses on financial instruments, other commitments to extend credit held by a reporting entity at each reporting date and requires the entity to estimate its credit losses as far as it can reasonably estimate. This update became effective for the Company on July 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Pending adoption:

Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”)

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU -08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets acquired, and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU was effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2021-08 on its consolidated financial statements.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in this ASU also clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The ASU is to be applied retrospectively to all periods presented in the financial statements. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2023-07 on its consolidated financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)

In December 2023, the FASB issued ASU 2023-09 to enhance disclosures about income taxes. The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The ASU is to be applied prospectively upon adoption. The Company has not early adopted and continues to evaluate the impact of the provisions of ASU 2023-09 on its consolidated financial statements.

NOTE 4. SEGMENT REPORTING

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

Following the acquisition of IFP, we conduct our business through two operating segments:

1)	Commercially available Intelligent Fingerprinting Products (IFPG or IFPG segment)
2)	Development Stage Biosensor Platform Technology (BPT segment)

The Company has determined it operates in two operating and reportable segments, as the CODM reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and other income by product types for the purpose of allocating resources and evaluating financial performance. Currently, the Company has two products offerings.

The IFPG segment accounted for 100% of the Company’s revenue during the year ended June 30, 2024 and 2023.

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A)	Revenue, government support income and net loss

	Year Ended June 30, 2024
	IFPG	BPT	Total
Revenue
United Kingdom	$2,597,264	$-	$2,597,264
Australia	43,955	-	43,955
Other	470,562	-	470,562
Total Revenue	$3,111,781	$-	$3,111,781

Government Support Income
United Kingdom	210,605	-	210,605
Australia	-	214,171	214,171
Total Government Support Income	$210,605	$214,171	$424,776

Total Revenue and Government Support Income	$3,322,386	$214,171	$3,536,557

Net Loss	$(2,992,228)	$(7,198,704)	$(10,190,932)

	Year Ended June 30, 2023
	IFPG	BPT	Total
Revenue
United Kingdom	$1,061,191	$-	$1,061,191
Australia	6,491	-	6,491
Other	189,190	-	189,190
Total Revenue	$1,256,872	$-	$1,256,872

Government Support Income
United Kingdom	193,618	-	193,618
Australia	-	544,010	544,010
Total Government Support Income	$193,618	$544,010	$737,628

Total Revenue and Government Support Income	$1,450,490	$544,010	$1,994,500

Net Loss	$(5,260,588)	$(5,403,967)	$(10,664,555)

B)	Long-lived assets and inventories

	June 30, 2024
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$4,626,798	$-	$4,626,798
Australia	-	617,822	617,822
Total Long-Lived Assets	$4,626,798	$617,822	$5,244,620

Inventories, net
United Kingdom	731,813	-	731,813
Australia	45,724	-	45,724
Total Inventories	$777,537	$-	$777,537

Total Long-Lived Assets and Inventories, net	$5,404,335	$617,822	$6,022,157

	June 30, 2023
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$5,730,831	$-	$5,730,831
Australia	-	761,220	761,220
Total Long-Lived Assets	$5,730,831	$761,220	$6,492,051

Inventories, net
United Kingdom	880,696	-	880,696
Australia	99,211	-	99,211
Total Inventories	$979,907	$-	$979,907

Total Long-Lived Assets and Inventories, net	$6,710,738	$761,220	$7,471,958

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

The Company incurred $806,397 of equity issuance costs in relation to issuing common and Series C Preferred Stock to acquire IFP. These costs were recognized as a reduction to additional paid-in capital on the consolidated balance sheets.

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

Intangible assets acquired from IFP were remeasured at June 30, 2024 and 2023 using the applicable spot rate.

Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the year ended June 30, 2024, is not required because the results of the acquired business are included in the Company’s results. The following unaudited pro-forma consolidated results of operations for the year ended June 30, 2023, has been prepared as if the acquisition of IFP had occurred on July 1, 2022 and includes adjustments for amortization related to the valuation of acquired intangibles:

	Year Ended June 30, 2023
	Reported	Pro forma
Revenue	$1,256,872	$1,604,358
Net loss	(10,664,555)	(11,906,109)
Net loss attributable to Intelligent Bio Solutions Inc.	(10,631,720)	(11,873,274)
Net loss per share, basic and diluted	(127.00)	(141.84)

NOTE 6. INVENTORIES, NET

Inventories consist of the following:

	June 30, 2024	June 30, 2023

Raw material /Work-in-progress	$188,693	$419,889
Finished goods	588,844	757,518
Less: provision for inventory obsolescence	-	(197,500)
Inventories, net	$777,537	$979,907

NOTE 7. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2024	June 30, 2023
Prepayments	$363,071	$359,953
Goods and services tax receivable	17,011	20,418
Deposits	111,189	118,193
Deferred charges	-	34,100
Other receivables	6,301	20,127
Total	$497,572	$552,791

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2024	June 30, 2023
Production equipment	$35,724	$30,348
Leasehold improvements	20,074	20,069
Other equipment	27,417	27,411
Construction in progress (CIP)	543,410	646,116
Gross property and equipment	626,625	723,944
Less: accumulated depreciation and amortization	(60,775)	(33,769)
Property and equipment, net	$565,850	$690,175

The Company recorded expense of $15,108 and $33,769 in relation to the depreciation of property and equipment for the year ended June 30, 2024, and 2023 respectively.

The Company incurred no costs toward the construction of a building at the University of Newcastle during the year ended June 30, 2024, compared to a total of $509,416 incurred during the year ended June 30, 2023. The Australian government reimbursed the Company for 50% of the incurred costs. Therefore, the Company has recorded the CIP as net of reimbursement received as of June 30, 2024 and 2023.

The following table summarizes the amount of CIP recorded in property and equipment, net on the consolidated balance sheets:

	June 30, 2024	June 30, 2023
Investments in construction in progress	$1,086,820	$1,292,232
Less: 50% contributed under government grant	(543,410)	(646,116)
Carrying amount	$543,410	$646,116

NOTE 9. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as June 30, 2024:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$593,026	$1,559,822	$4,152,204
Customer relationships	3 years	252,000	29,194	164,030	117,164
Trade names and trademarks	Indefinite	92,000	10,658	-	102,658
Total intangible assets		$5,463,000	$632,878	$1,723,852	$4,372,026

Intangible assets, net consist of the following as of June 30, 2023:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$603,422	$780,500	$4,941,922
Customer relationships	3 years	252,000	29,127	70,282	210,845
Trade names and trademarks	Indefinite	92,000	10,634	-	102,634
Total intangible assets		$5,463,000	$643,183	$850,782	$5,255,401

Intangible assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

The cumulative balance of the accumulated amortization as of June 30, 2024 and 2023 was $ 1,723,852 and $850,782 respectively.

Expense related to the amortization of intangible assets charged to the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended June 30, 2024 and 2023 was $947,436 and $805,764, respectively

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2025	$884,627
2026	814,329
2027	790,896
2028	790,896
2029	790,896
Thereafter	197,724
Total	$4,269,368

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2024	June 30, 2023
Accounts and other payables	$602,337	$1,196,222
Accruals	607,176	777,086
Deferred consideration*	-	208,500
Goods and services tax payable	50,283	-
Accrued compensation and related payables	444,772	428,220
Total	$1,704,568	$2,610,028

*	Deferred consideration relates to the fair value of $208,500 in relation to 500,000 Series C Preferred Stock that was held back from the IFP Sellers for one year after the IFP Acquisition date to secure potential indemnification claims by the Company against the IFP Sellers. Effective one year after the IFP Closing, the 500,000 Closing Holdback Shares were issued and immediately converted into an aggregate of 6,248 shares of common stock (as adjusted for Company’s Reverse Stock Splits), hence none outstanding as at 30 June, 2024. See Note 5 for further details of the IFP Acquisition.

NOTE 11. NOTE PAYABLE

As a result of the acquisition of IFP, the Company assumed a note payable due to a distributor of IFP. The unpaid principal balance of the loan will accrue interest at a rate of 0.97% per annum. The balance is reduced by:

●	Payments of 10% of the Company’s monthly worldwide gross revenue received in the preceding month;
●	50% of sales by the Company to the distributor.

The classification of the notes payables is based on sales forecast prepared by the management.

NOTE 12. LEASES

The Company assumed a non-cancellable operating lease agreement in relation to IFP Acquisition on October 4, 2022. Additionally, the Company also entered into another non-cancellable operating lease that commenced in May 2023. The leases have original lease periods expiring from August 2025 to April 2026. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows:

	Year Ended June 30,
	2024	2023
Amortization of operating lease right-of-use assets	$238,730	$152,251
Interest on operating lease liabilities	71,667	68,357
Total operating lease costs	$310,397	$220,608

As of June 30, 2024, the weighted average remaining lease-term and discount rate on the Company’s leases were 1.3 years and 13.2%, respectively.

As of June 30, 2023, the weighted average remaining lease-term and discount rate on the Company’s leases were 2.3 years and 13.2%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of June 30, 2024, is as follows:

2025	$308,770
2026	83,509
Total lease payments	392,279
Less: imputed interest	(36,121)
Present value of lease liabilities	$356,158

NOTE 13. SHAREHOLDERS’ EQUITY

As of June 30, 2024, there were warrants outstanding to purchase shares amounting to 6,310,684 of common stock held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock, subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder.

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

The gross proceeds to the Company from the March 2024 Offering were approximately $10.10 million, before deducting the placement agent’s fees and other offering expenses, and excluding the proceeds, if any, from the cash exercise of the March Warrants. The Company intends to use the net proceeds from the March 2024 Offering for working capital and for general corporate purposes.

In connection with the Purchase Agreement, the Company entered in a Registration Rights Agreement and agreed to file by March 18, 2024, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of common stock sold to investors and the shares of common stock issuable upon exercise of the March Warrants, which was effective as of March 28, 2024.

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

The original exercise price of the Series E Warrants was $0.55 per share ($6.60 post-Company’s Reverse Stock Splits) which was subject to a one-time reset to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the five-day volume weighted average price for the five trading days immediately following the date the Company effects a reverse stock split. As a result of the January 2024 Reverse Stock Split, the exercise price of the Series E Warrants was reset to $2.9232 per share. The original exercise price of the Series F Warrants was $0.55 per share ($6.60 post-Company’s Reverse Stock Splits) but is subject to an alternate cashless exercise option pursuant to which the holder has the right to receive an aggregate number of shares of common stock on a one-for-one basis (one-for-1/12 post-Company’s Reverse Stock Splits) (subject to adjustment).

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

Also on October 4, 2023, following the one-year anniversary of the IFP Acquisition, the Company issued 74,971 (6,248 shares post January 2024 Reverse Stock Split) shares of common stock to the IFP Sellers in connection with the release of the 500,000 Closing Holdback Shares, which consisted of Series C Preferred Stock that were then immediately converted to common stock at a rate of 0.15 shares (0.0125 shares post-Company’s Reverse Stock Splits) of common stock per share of Series C Preferred Stock. See Note 5 for further details of the IFP Acquisition.

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

Stock-based payments under 2019 Stock Incentive Plan

The 2019 Long Term Incentive Plan, the 2019 Stock Incentive Plan, was originally adopted by the Board and approved by the Company’s stockholders on June 18, 2019. The purpose of the 2019 Stock Incentive Plan is to enable the Company to offer its employees, officers, directors and consultants whose past, present and/or potential future contributions have been, are, or will be important to the Company’s success. Under the 2019 Stock Incentive Plan the Company may grant certain employees, consultants and advisors an award, such as (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights (d) restricted stock and (e) RSUs, of the Company.

The 2019 Plan is administered by the Board of Directors or by a committee of the Board. As approved by the Company’s board and stockholders, the third plan amendment provides for 133,333 shares of the Company’s common stock to be available for issuance under the 2019 Stock Incentive Plan. Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2019 Stock Incentive Plan.

On February 29, 2024, the Company entered into a Consulting Agreement (the “C2C Agreement”) with C2C Advisors Inc. (“C2C”) pursuant to which C2C will provide certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed to pay a fee consisting of: (a) a cash fee of $25,000 per month and (b) a single grant of 37,500 restricted shares of common stock (the “C2C Grant Shares”). The C2C Agreement had an initial term of 6 months expiring on August 29, 2024. Subsequent to the expiration of the initial term, the agreement is continuing on month-on-month rolling basis. For the year ended June 30, 2024, the Company recognized $179,625 of expense related to the C2C Agreement in the accompanying consolidated statements of operations.

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the year ended June 30, 2024, the Company recognized $25,195 of expense related to the ClearThink Agreement in the accompanying consolidated statements of operations respectively.

During the year ended June 30, 2024, the Company granted 5,762 shares of restricted stock at a weighted average grant date fair value of $3.40 to certain employees. The Company recognized $19,578 of expense related to these awards in the accompanying consolidated statement of operations. All restricted stock granted during the year ended June 30, 2024, vested immediately. There are no unvested shares of restricted stock as of June 30, 2024, and 2023. There is no unrecognized share-based compensation expense as of June 30, 2024.

NOTE 14. FAIR VALUE MEASUREMENTS

Convertible notes

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

The following table provides a reconciliation of the beginning and ending balance of the Closing Holdback Shares (in the form of Series C Preferred Stock) measured at fair value on a recurring basis during the period:

Preferred stock carried at fair value (Level 2)
Balance at June 30, 2022	$-
Fair value of holdback Series C Preferred Stock at acquisition (Note 5)	825,300
Fair value gain on revaluation of holdback Series C Preferred Stock	(616,800)
Balance at June 30, 2023	208,500
Fair value gain on revaluation of holdback Series C Preferred Stock	(175,738)
Conversion of Series C Preferred Stock into Common Stock	(32,762)
Balance at June 30, 2024	$-

The Company did not have assets or liabilities carried at fair value using Level 1 inputs as of June 30, 2024 and 2023.

The Company did not have assets or liabilities carried at fair value using Level 3 inputs as of June 30, 2024 and 2023.

The Company has not transferred any assets between fair value measurement levels during the years ended June 30, 2024 and 2023.

NOTE 15. RELATED-PARTY TRANSACTIONS

October 2023 Offering

Spiro Sakiris, our Chief Financial Officer, purchased 112,727 units on the same terms as the other purchasers in the October 2023 Offering. Mr. Christopher Towers, a member of our Board, at the time of the October 2023 Offering, purchased 9,090 units on the same terms as the other purchasers in the October 2023 Offering. Each unit consisted of one share of common stock, one Series E Warrant and one Series F Warrant. The units were priced at a combined public offering price of $0.55 per unit.

NOTE 16. COMMITMENTS AND CONTINGENCIES

On February 9, 2024, the Company signed an agreement with Cliantha Research to conduct a clinical study as a part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $494,197 on completion of certain milestones. As of June 30, 2024, $197,679 remains payable under the agreement.

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

NOTE 17. INCOME TAX

The Company computes income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. The Company provides a valuation allowance for deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2024 and 2023, and we have recorded a valuation allowance of $10,421,568 and $9,530,704, respectively, against deferred tax assets in excess of deferred tax liabilities.

The components of net deferred taxes are as follows:

	June 30, 2024	June 30, 2023
Deferred tax assets (liabilities):
Net operating loss - U.S.	$4,182,278	$3,914,445
Net operating loss - Foreign	6,090,380	5,347,487
Employee benefits	118,132	153,199
Inventory adjustments	(1,124)	38,034
Foreign exchange	31,902	77,539
Total deferred tax assets, net	10,421,568	9,530,704
Less: valuation allowance	(10,421,568)	(9,530,704)
Net deferred taxes	$—	$—

Our statutory income tax rate is expected to be approximately 21%. The provision for income taxes consisted of the following:

Year Ended June 30,
	2024	2023
Current	$—	$—
Deferred	—	—
Total	$—	$—

The reconciliation between the income tax expense (benefit) calculated by applying statutory rates to net loss and the income tax expense reported in the accompanying consolidated financial statements is as follows:

	Year Ended June 30,
	2024	2023
U.S. federal statutory rate applies to pretax income (loss)	$(1,848,116)	$(2,310,635)

Different tax rate of subsidiary	(99,401)	(18,715)
Permanent differences	246,168	680,221
Tax benefit on carry forward losses of acquired business	-	(3,289,886)
Cumulative adjustment to deferred taxes	797,234	1,681,562
Change in state tax rates and other	13,250	(209,226)
Change in valuation allowance	890,865	3,466,679
Total income tax provision (benefit)	$—	$—

As of June 30, 2024, and 2023, the Company had federal and foreign income tax net operating loss carry forwards of approximately $49,097,053 and $44,492,527, respectively, which expire at various dates ranging from 2038 through unlimited expiration.

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

	Years Ended June 30,
	2024	2023
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,156,759)	$(10,631,720)
Basic and diluted net loss per share attributed to common shareholders	$(6.38)	$(127.00)
Weighted-average number of shares outstanding	1,592,746	83,717

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

Post-Consolidated Company Reverse Stock Split: Anti-dilutive warrants

	Year Ended June 30,
	2024	2023
Warrants	6,310,684	35,547

NOTE 19. SUBSEQUENT EVENTS

No material subsequent events have taken place that require disclosure in this financial report noted between June 30, 2024, and the date of this report.

