Form 10-Q
period 2024-09-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2024-11-07
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 4,386,816 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	As of September 30,	As of June 30,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,989,431	$6,304,098
Accounts receivable, net	578,578	429,704
Inventories, net	738,789	777,537
Research and development tax incentive receivable	648,334	525,332
Deferred charges	127,586	-
Other current assets	396,193	497,572
Total current assets	6,478,911	8,534,243
Property and equipment, net	586,120	565,850
Operating lease right-of-use assets	260,760	306,744
Intangibles, net	4,400,092	4,372,026
Total assets	$11,725,883	$13,778,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,834,416	$1,704,568
Current portion of operating lease liabilities	281,565	274,834
Current portion of deferred grant income	2,585,696	2,486,668
Current employee benefit liabilities	477,517	469,381
Current portion of notes payable	499,605	515,282
Total current liabilities	5,678,799	5,450,733
Employee benefit liabilities, less current portion	69,731	63,615
Operating lease liabilities, less current portion	28,111	81,324
Total liabilities	$5,776,641	$5,595,672
Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 4,377,759 and 3,456,000 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	43,775	34,557
Treasury stock, at cost, 116 shares as of September 30, 2024 and June 30, 2024, respectively	(1)	(1)
Additional paid-in capital	61,207,017	60,971,740
Accumulated deficit	(54,649,965)	(51,964,332)
Accumulated other comprehensive loss	(496,259)	(712,614)
Total consolidated Intelligent Bio Solutions Inc. equity	6,104,567	8,329,350
Non-controlling interest	(155,325)	(146,159)
Total shareholders’ equity	5,949,242	8,183,191
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,725,883	$13,778,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)*

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Revenue	$872,287	$796,094
Cost of revenue (exclusive of amortization shown separately below)	(525,486)	(563,763)
Gross profit	346,801	232,331

Other income
Government support income	126,128	109,871

Operating expenses
Selling, general and administrative expenses	(1,949,016)	(2,457,060)
Development and regulatory approval expenses	(948,752)	(103,947)
Depreciation and amortization	(300,422)	(307,560)
Total operating expenses	(3,198,190)	(2,868,567)
Loss from operations	(2,725,261)	(2,526,365)

Other income (expense), net
Interest expense	(22,327)	(37,448)
Realized foreign exchange loss	(51)	-
Fair value gain on revaluation of financial instrument	-	131,250
Interest income	52,840	139
Total other income, net	30,462	93,941
Net loss	(2,694,799)	(2,432,424)
Net loss attributable to non-controlling interest	(9,166)	(7,220)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,685,633)	$(2,425,204)

Other comprehensive income (loss), net of tax
Foreign currency translation gain / (loss)	216,355	(18,016)
Total other comprehensive income / (loss)	216,355	(18,016)
Comprehensive loss	(2,478,444)	(2,450,440)
Comprehensive loss attributable to non-controlling interest	(9,166)	(7,220)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(2,469,278)	(2,443,220)

Net loss per share, basic and diluted*	$(0.70)	$(12.48)
Weighted average shares outstanding, basic and diluted *	3,811,090	194,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, throughout the condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity*

(Unaudited)

					Additional		Other	Non-	Total
	Common stock		Treasury stock		paid in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income / (loss)	interest	equity
Balance, June 30, 2024	3,456,000	$34,557	(116)	$(1)	$60,971,740	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of common stock upon cashless exercise of warrants	793,930	7,939	-	-	-	-	-	-	7,939
Stock awards issued to employees	99,500	995	-	-	189,050	-	-	-	190,045
Issuance of restricted stock to vendors	11,162	112	-	-	11,888	-	-	-	12,000
Issuance of common stock, net of issuance costs	17,167	172	-	-	34,339	-	-	-	34,511
Foreign currency translation gain	-	-	-	-	-	-	216,355	-	216,355
Net loss	-	-	-	-	-	(2,685,633)	-	(9,166)	(2,694,799)
Balance, September 30, 2024	4,377,759	$43,775	(116)	$(1)	$61,207,017	$(54,649,965)	$(496,259)	$(155,325)	$5,949,242

					Additional		Other	Non-	Total
	Common stock		Treasury stock		paid in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Income/ (loss)	interest	equity
Balance, June 30, 2023*	194,200	$1,942	(116)	$(1)	$46,180,112	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998
Foreign currency translation loss	-	-	-	-	-	-	(18,016)	-	(18,016)
Net loss	-	-	-	-	-	(2,425,204)	-	(7,220)	(2,432,424)
Balance, September 30, 2023	194,200	$1,942	(116)	$(1)	$46,180,112	$(44,232,777)	$(593,512)	$(119,206)	$1,236,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock has been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, throughout the condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(2,694,799)	$(2,432,424)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	241,622	247,598
Amortization on right-of-use assets	61,489	59,962
Provision for inventory obsolescence	-	67,851
Share-based compensation	202,045	-
Non-cash refund of R&D expenditure claims	(86,037)	(33,523)
Fair value gain on revaluation of holdback Series C preferred stock	-	(131,250)
Non-cash other operating activities	(33,170)	104,485
Changes in operating assets and liabilities:
Accounts receivable	(148,874)	(273,649)
Inventories	38,748	(53,035)
Grant receivable / deferred grant income	-	(97,128)
Research and development tax incentive receivable	(123,002)	(60,830)
Deferred charges	(127,586)	-
Other current assets	101,379	139,486
Accounts and other payables	221,335	1,215,964
Other long-term liabilities	6,116	2,830
Operating lease liabilities	(46,482)	(68,170)
Net cash used in operating activities	(2,387,216)	(1,311,833)

Cash flows from Financing Activities
Proceeds from issuance of common stock, net of costs	34,511	-
Proceeds from exercise of warrants	7,939	-
Net cash provided by financing activities	42,450	-

Effect of foreign exchange rates on cash and cash equivalents	30,099	(39,010)

Net decrease in cash and cash equivalents	(2,314,667)	(1,350,843)
Cash and cash equivalents, beginning of period	6,304,098	1,537,244
Cash and cash equivalents, end of the period	$3,989,431	$186,401

Non-cash investing and financing activities
Equity issuance costs in accounts payable and accrued expenses	$127,586	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Intelligent Bio Solutions Inc. and its wholly owned Delaware subsidiary, GBS Operations Inc., were each formed on December 5, 2016, under the laws of the state of Delaware. The Company’s Australian subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd, was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales. The Company’s headquarters are in New York, New York. Unless context requires or indicates otherwise, the terms “we,” “us,” “our,” “Company,” or “INBS” refer to Intelligent Bio Solutions Inc. together with its consolidated subsidiaries.

Intelligent Bio Solutions Inc. is a medical technology company focused on developing and delivering intelligent, rapid, non-invasive testing and screening solutions. The Company operates globally with the objective of providing innovative and accessible solutions that improve the quality of life.

NOTE 2. LIQUIDITY AND GOING CONCERN

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock, with an aggregate sales price of up to $3.0 million. During the period between September 18, 2024, through to September 30, 2024, the Company raised approximately $34,511 (net of commission) through the sale and issuance of 17,167 shares of Company common stock pursuant to the ATM Agreement. Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement filed with U.S. Securities and Exchange Commission (the “SEC”) dated September 18, 2024.

The Company incurred net losses of $2,685,633 (after losses attributable to non-controlling interest) for the three months ended September 30, 2024 (net loss of $2,425,204 for the three months ended September 30, 2023). As of September 30, 2024, the Company has shareholders’ equity of $5,949,242, working capital of $800,112, and an accumulated deficit of $54,649,965.

The Company anticipates operating losses for the foreseeable future. The Company does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it sufficiently delivers on its objectives which include completion of the regulatory approval process in the United States of America (US) and other markets where such approval may be required, expansion of its revenue base into target markets, and the continued development of its products. The ability to achieve these objectives is subject to inherent risks and no assurance can be provided that these objectives will be fully achieved within the next 12 months.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of these unaudited condensed consolidated financial statements. Management believes there is material risk that the Company’s cash and cash equivalents as of September 30, 2024, of approximately $3.99 million, may be insufficient to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. Accordingly, the Company may be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on September 18, 2024 (the “2024 Form 10-K”).

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

All significant inter-company transactions and balances have been eliminated upon consolidation.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated from local (functional) currency to reporting currency (U.S. dollar) at the spot rate on the consolidated balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the applicable period. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive loss in total shareholders’ equity.

The functional currency of INBS is the United States dollar. The fluctuations in foreign currency exchange rates resulted in a gain of $216,355 and a loss of $18,016 for the three months ended September 30, 2024, and 2023, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of September 30, 2024, and June 30, 2024, there were no cash equivalents.

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

During the three months ended September 30, 2024, and 2023, the Company did not record any impairment charges on its long-lived assets.

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

Revenue is used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. All of the Company’s revenues is attributable to the IFPG segment during the three months ended September 30, 2024 and 2023.

Revenue from the IFPG segment relates to the sale of readers, cartridges and other sales which represents accessories and is summarized as follows:

	Three Months Ended September 30,
	2024	2023
Sales of goods - cartridges	$448,514	$380,059
Sales of goods - readers	233,786	238,802
Other sales	189,987	177,233
Total revenue	$872,287	$796,094

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

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Pursuant to IAS 20, the Company has elected to record the grants received initially as deferred income and deduct the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability. A total of $568,678 and $543,410 was recognized as a reduction to the CIP asset on the consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Pursuant to IS 20, the Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. A total of $16,041 and $33,523 deferred grant income was recognized within other income during the three months ended September 30, 2024 and 2023, respectively.

b) R&D tax refund

The Company measures the R&D grant income and receivable by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. The R&D tax refund receivable is recognized when it is probable that the amount will be recovered in full through a future claim. A total of $110,087 and $76,348 of R&D tax refund income was recognized in other income during the three months ended September 30, 2024, and 2023, respectively.

Development and regulatory approval expenses

Expenditure relating to R&D are expensed as incurred and recorded in development and regulatory approval in the consolidated statements of operations and other comprehensive income (loss). R&D expenses include external expenses incurred under arrangements with third parties; salaries and personnel-related costs; license fees to acquire in-process technology and other expenses. The Company recognizes the benefit of refundable R&D tax refunds as a R&D tax refund income when there is reasonable assurance that the amount claimed will be recovered.

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

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, based on the terms of the awards. The fair value of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. To the extent possible, the Company will estimate and recognize expected forfeitures.

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

As of September 30, 2024, the Company had no uncertain tax positions that qualified for either recognition or disclosure in the consolidated financial statements. Additionally, the Company had no interest and penalties related to income taxes.

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

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including convertible preferred stock and warrants to acquire common stock have been excluded in the computation of diluted loss per share as the effects are antidilutive.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. All disclosure requirements under ASU 2023-07 are required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company has completed its initial assessment of the impact of this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of this standard on our disclosures.

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

The IFPG segment accounted for 100% of the Company’s revenue during the three months ended September 30, 2024 and 2023.

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A)	Revenue, government support income and net loss

	Three Months Ended September 30, 2024
	IFPG	BPT	Total
Revenue
United Kingdom	$833,788	$-	$833,788
Australia	580	-	580
Other	37,919	-	37,919
Total Revenue	$872,287	$-	$872,287

Government Support Income
United Kingdom	-	-	-
Australia	-	126,128	126,128
Total Government Support Income	$-	$126,128	$126,128

Total Revenue and Government Support Income	$872,287	$126,128	$998,415

Net Loss	$(1,465,185)	$(1,229,614)	$(2,694,799)

	Three Months Ended September 30, 2023
	IFPG	BPT	Total
Revenue
United Kingdom	$755,150	$-	$755,150
Australia	8,082	-	8,082
Other	32,862	-	32,862
Total Revenue	$796,094	$-	$796,094

Government Support Income
United Kingdom	45,321	-	45,321
Australia	-	64,550	64,550
Total Government Support Income	$45,321	$64,550	$109,871

Total Revenue and Government Support Income	$841,415	$64,550	$905,965

Net Loss	$(740,589)	$(1,691,835)	$(2,432,424)

B)	Long-lived assets and inventories

	September 30, 2024
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$4,611,041	$-	$4,611,041
Australia	-	635,931	635,931
Total Long-Lived Assets	$4,611,041	$635,931	$5,246,972

Inventories, net
United Kingdom	688,262	-	688,262
Australia	50,527	-	50,527
Total Inventories	$738,789	$-	$738,789

Total Long-Lived Assets and Inventories, net	$5,349,830	$635,931	$5,985,761

	June 30, 2024
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$4,626,798	$-	$4,626,798
Australia	-	617,822	617,822
Total Long-Lived Assets	$4,626,798	$617,822	$5,244,620

Inventories, net
United Kingdom	731,813	-	731,813
Australia	45,724	-	45,724
Total Inventories	$777,537	$-	$777,537

Total Long-Lived Assets and Inventories, net	$5,404,335	$617,822	$6,022,157

NOTE 5. INVENTORIES, NET

Inventories consist of the following:

	September 30, 2024	June 30, 2024
Raw material & work-in-progress	$219,050	$188,693
Finished goods	519,739	588,844
Inventory, net	$738,789	$777,537

NOTE 6. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of September 30, 2024:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$935,983	$1,863,072	$4,191,911
Customer relationships	3 years	252,000	46,077	198,718	99,359
Trade names and trademarks	Indefinite	92,000	16,822	-	108,822
Total intangible assets		$5,463,000	$998,882	$2,061,790	$4,400,092

Intangible assets, net consist of the following as of June 30, 2024:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$593,026	$1,559,822	$4,152,204
Customer relationships	3 years	252,000	29,194	164,030	117,164
Trade names and trademarks	Indefinite	92,000	10,658	-	102,658
Total intangible assets		$5,463,000	$632,878	$1,723,852	$4,372,026

Intangibles assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

Expenses related to the amortization of intangible assets charged to the condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended September 30, 2024 and 2023 was $235,464 and $243,153, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Fiscal year	Amount
Remainder of 2025	$703,306
2026	863,222
2027	838,382
2028	838,382
2029	838,382
Thereafter	209,596
Total	$4,291,270

There were no impairment charges related to intangible assets incurred in the periods presented.

NOTE 7. NOTE PAYABLE

As a result of the acquisition of IFP in October 2022, the Company assumed a note payable due to a distributor of IFP. The unpaid principal balance of the loan will accrue interest at a rate of 0.97% per annum. The balance is reduced by:

●	Payments of 10% of the Company’s monthly worldwide gross revenue received in the preceding month;
●	50% of sales by the Company to the distributor.

The classification of the notes payables is based on sales forecast prepared by the management.

NOTE 8. LEASES

The Company assumed a non-cancellable operating lease agreement in relation to the acquisition of IFP on October 4, 2022. Additionally, the Company also entered into another non-cancellable operating lease that commenced in May 2023. The leases have original lease periods expiring from August 2025 to April 2026. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease expense are as follows:

	Three Months Ended September 30,
	2024	2023
Amortization of operating lease right-of-use assets	$61,489	$59,962
Interest on operating lease liabilities	12,734	21,171
Total lease costs	$74,223	$81,133

As of September 30, 2024, the weighted average remaining lease-term and discount rate on the Company’s leases were 1.1 years and 13.2%, respectively.

As of June 30, 2024, the weighted average remaining lease-term and discount rate on the Company’s leases were 1.3 years and 13.2%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2024, is as follows:

Fiscal year	Amount
Remainder of 2025	$246,773
2026	87,990
Total lease payments	334,763
Less: imputed interest	(25,087)
Present value of lease liabilities	$309,676

NOTE 9. SHAREHOLDERS’ EQUITY

As of September 30, 2024, there were warrants outstanding to purchase 5,516,754 shares of common stock, held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder.

At The Market (ATM) Offering

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the ATM Agreement) with Ladenburg. Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock with an aggregate sales price of up to $3.0 million. During the period between September 18, 2024, through to September 30, 2024, the Company raised approximately $34,511 (net of commission) through the sale and issuance of 17,167 shares of Company common stock pursuant to the ATM Agreement. Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement filed with SEC dated September 18, 2024.

Advisory Agreement

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the three months ended September 30, 2024 and 2023, the Company recognized $12,000 and $0, respectively, of expense related to the ClearThink Agreement in the accompanying condensed consolidated statements of operations.

Stock-based payments under 2019 Stock Incentive Plan

On September 25, 2024, the Company granted its employees 99,500 shares of common stock as compensation. The Company recorded stock compensation expense of $190,045, based on a grant date fair value of $1.91 per share in the accompanying condensed consolidated statement of operations. All shares of common stock granted vested immediately.

NOTE 10. RELATED PARTY TRANSACTIONS

There were no related party transactions during the reporting period.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On August 1, 2024, the Company signed an agreement with CenExel to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $381,204 on completion of certain milestones. As of September 30, 2024, $381,204 remains payable under the agreement.

The Company has no material purchase commitments. For commitments under non-cancellable leases, refer to Note 8.

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

	Three Months Ended September 30,
	2024	2023
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,685,633)	$(2,425,204)
Basic and diluted net loss per share attributed to common shareholders	$(0.70)	$(12.48)
Weighted average number of shares outstanding	3,811,090	194,200

The following outstanding warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	September 30,
	2024	2023*
Warrants	5,516,754	35,547

*	The warrants have been adjusted to give effect to 1-for-12 reverse stock split effected on January 26, 2024.

NOTE 13. SUBSEQUENT EVENTS

No material subsequent events have taken place that require disclosure in this financial report noted between September 30, 2024, and the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for fiscal 2024 and our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with US GAAP, we present “contribution margin” and “contribution margin %”, which are non-GAAP financial measures. Contribution margin and contribution margin % are presented in the section titled “Contribution Margin (non-GAAP)”. We have also included reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with US GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. Moreover, presentation of contribution and contribution margin is provided for year-over-year comparison purposes. We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our 2024 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

Intelligent Bio Solutions Inc. and its wholly owned Delaware subsidiary, GBS Operations Inc., were each formed on December 5, 2016, under the laws of the state of Delaware. The Company’s Australian subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd, was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales. The Company’s headquarters are in New York, New York.

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

Highlights of Achievements

Our major achievements through the three months ended September 30, 2024:

●

On September 27, 2024, the Company announced the successful completion of in-clinic testing proposed to the FDA earlier this year in the Company’s clinical study plan. The clinical studies are a key element of the Company’s 510(k) submission, designed to demonstrate the accuracy and reliability of its sweat-based testing method.

●	The Company secured 22 new accounts throughout the quarter, adding to its 400+ active customer accounts in 19 countries.

●	On August 01, 2024, the Company announced its partnership with CenExcel to perform a method comparison study as part of the Company’s FDA 510(k) clinical study plan.

●	On July 24, 2024, the Company announced QabasTech as its exclusive distributor in Saudi Arabia, marking further growth for the Company in the country.

●	On July 18, 2024, the Company announced the successful completion of biocompatibility testing of its Intelligent Fingerprinting Drug Screening System, a pivotal phase in the clinical study plan required for FDA 510(k) regulatory clearance.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three months ended September 30,
	2024	2023
Revenue	$872,287	$796,094
Cost of revenue (exclusive of amortization shown separately below)	(525,486)	(563,763)
Gross profit	346,801	232,331

Other income:
Government support income	126,128	109,871

Operating expenses:
Selling, general and administrative expenses	(1,949,016)	(2,457,060)
Development and regulatory approval expenses	(948,752)	(103,947)
Depreciation and amortization	(300,422)	(307,560)
Total operating expenses	(3,198,190)	(2,868,567)
Loss from operations	(2,725,261)	(2,526,365)

Other income (expense), net:
Interest expense	(22,327)	(37,448)
Realized foreign exchange loss	(51)	-
Fair value gain on revaluation of financial instrument	-	131,250
Interest income	52,840	139
Total other income, net	30,462	93,941
Net loss	(2,694,799)	(2,432,424)
Net loss attributable to non-controlling interest	(9,166)	(7,220)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,685,633)	$(2,425,204)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain / (loss)	216,355	(18,016)
Total other comprehensive income / (loss)	216,355	(18,016)
Comprehensive loss	(2,478,444)	(2,450,440)
Comprehensive loss attributable to non-controlling interest	(9,166)	(7,220)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(2,469,278)	(2,443,220)

Net loss per share, basic and diluted*	$(0.70)	$(12.48)
Weighted average shares outstanding, basic and diluted *	3,811,090	194,200

* Common stock and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1-for-12 reverse stock split effected on January 26, 2024, throughout the condensed consolidated financial statements unless otherwise stated.

Revenue

Sales of goods

Revenue from sales of goods increased by $76,193 to $872,287 from $796,094 for the three months ended September 30, 2024, compared to same period in 2023. This is due to the expansion of the customer base, both in the pre-existing markets and expansion into new regions. We expect this trend to continue as we expand into new markets in the future.

Revenue from the IFPG segment relates to the sale of readers, cartridges and other sales which represents accessories and is summarized as follows:

	Three Months Ended September 30,
	2024	2023
Sales of goods - cartridges	$448,514	$380,059
Sales of goods - readers	233,786	238,802
Other sales	189,987	177,233
Total revenue	$872,287	$796,094

Cost of revenue

Cost of revenue decreased by $38,277 to $525,486 from $563,763 for the three months ended September 30, 2024, compared to same period in 2023. The decrease in cost of revenue is mainly due to decrease in direct labor direct overhead cost. The cost of revenue relates to direct labor, direct material costs and direct overhead costs incurred in the production of the goods. The following table shows the composition of cost of revenue.

	Three Months Ended September 30,
	2024	2023
Direct material cost	$307,688	$263,899
Direct labor cost	204,934	284,681
Direct overhead cost	12,864	15,183
Total cost of revenue	$525,486	$563,763

Gross profit

	Three Months Ended September 30,
	2024	2023
Revenue	$872,287	$796,094
Direct material cost	(307,688)	(263,899)
Direct labor cost	(204,934)	(284,681)
Direct overhead cost	(12,864)	(15,183)
Cost of revenue	(525,486)	(563,763)
Gross profit	$346,801	$232,331
Gross profit margin	39.76%	29.18%

Gross profit is primarily attributable to the IFPG segment. Gross profit increased by $114,470 to $346,801 from $232,331 for the three months ended September 30, 2024, compared to same period in 2023. This has been driven by increased revenue from acquiring new customers, improved production capacity and decrease in direct labor and direct overhead cost.

Contribution margin (non-GAAP)

	Three Months Ended September 30,
	2024	2023
Revenue	$872,287	$796,094
Direct material cost	(307,688)	(263,899)
Contribution margin (non-GAAP)	$564,599	$532,195
Contribution margin % (non-GAAP)	64.73%	66.85%

Contribution margin (non-GAAP)

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $32,404 to $564,599 from $532,195 for the three months ended September 30, 2024, compared to same period in 2023. This has been driven by increased revenue from acquiring new customers.

Reconciliation of contribution margin (non-GAAP)

	Three Months Ended September 30,
	2024	2023
Revenue (GAAP)	$872,287	$796,094

Total cost of revenue (GAAP)	$525,486	$563,763
Less: Direct labor cost	(204,934)	(284,681)
Less: Direct overhead cost	(12,864)	(15,183)
Direct material cost	$307,688	$263,899
Contribution margin (non-GAAP)	$564,599	$532,195
Contribution margin % (non-GAAP)	64.73%	66.85%

Government support income

Government support income increased by $16,257 to $126,128 from $109,871 for the three months ended September 30, 2024, compared to same period in 2023. This increase was primarily attributable to amounts spent on qualifying research and development expenditure for research and development government subsidies.

The grant support income is primarily attributable to INBS’s subsidiary companies recognizing an R&D tax refund as the Company believes that it is probable that the amount will be recovered in full through a future claim (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information and disclosures relating to R&D tax refund).

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $508,044 to $1,949,016 from $2,457,060 for the three months ended September 30, 2024, compared to the same period in 2023. This decrease is primarily due to a reduction in legal, insurance, consultancy and other general overhead costs.

Development and regulatory expenses

Development and regulatory expenses increased by $844,805 to $948,752 from $103,947 for the three months ended September 30, 2024, compared to the same period in 2023.

This increase is primarily driven by the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners. During the three months ended September 30, 2024, the Company partnered with CenExel, a nationwide clinical research site network, to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan.

As the Company continues its FDA 501(k) clinical study plan, we expect development and regulatory expenses to increase in future periods.

Depreciation and amortization

Depreciation and amortization decreased by $7,138 to $300,422 from $307,560 for the three months ended September 30, 2024, compared to same period in 2023. This decrease is mainly due to favorable exchange rate for conversion of the account balances.

Other income and expenses

Interest expense

Interest expense decreased by $15,121 to $22,327 from $37,448 for the three months ended September 30, 2024, as compared to the same period in 2023. This decrease was attributable to the reduction of interest expense recorded for leased assets and notes payable.

Fair value gain on revaluation of financial instruments

The fair value gain on revaluation of financial instruments decreased by $131,250 to $0 from $131,250 for the three months ended September 30, 2024, as compared to the same period in 2023. This decrease is due to the revaluation gain on contingent consideration for holdback Series C Preferred Stock resulting from the acquisition of IFP. The holdback Series C Preferred Stock shares were converted into common stock in October 2023.

Interest income

Interest income increased by $52,701 to $52,840 from $139 for the three months ended September 30, 2024, as compared to the same period in 2023. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Income tax (expense) benefit

There was no income tax expense for both the three months ended September 30, 2024, and 2023, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain / (loss)

Unrealized foreign currency translation gain increased by $234,371 to a gain of $216,355 from a loss of $18,016 for the three months ended September 30, 2024, compared to the same period in 2023. This is due to the favorable exchange rate calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Net loss attributable to INBS

Net loss attributable to the Company increased by $260,429 to $2,685,633 from $2,425,204 for the months ended September 30, 2024, compared to the same period in 2023. This increase is primarily driven by the Company’s investment in R&D work required for its FDA 510(k) clinical study plan and planned submission in the fourth quarter of this calendar year. FDA clearance would enable INBS to introduce its drug screening technology to the United States market in the 2025 calendar year.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of September 30, 2024, we had $3,989,431 in cash and cash equivalents and working capital of $800,112.

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the ATM Agreement) with Ladenburg. Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock with an aggregate sales price of up to $3.0 million. During the period between September 18, 2024, through to September 30, 2024, the Company raised approximately $34,511 (net of commission) through the sale and issuance of 17,167 shares of Company common stock pursuant to the ATM Agreement. Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement filed with SEC dated September 18, 2024.

The Company expects that its cash and cash equivalents as of September 30, 2024, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. There can be no assurance that, in the event that the Company requires additional financing, such financing may be available on terms which are favorable to us, or at all.

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

As of September 30, 2024, and June 30, 2024, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

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

Under the direction of the Audit Committee of our board of directors, management will continue to take measures to remediate the material weaknesses. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is an appropriate assignment of authority, responsibility and accountability to enable remediation of our material weakness.

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

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are not currently engaged in any material legal proceedings.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on September 18, 2024, except for risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of IFP Drug Screening System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of September 30, 2024, of $3,989,431 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements were issued. Accordingly, the Company may be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

On April 16, 2024, the Australian Government Department of Industry, Science and Resources provided an extension to complete the project by March 28, 2025, with certain modification in project costs. If we are unable to achieve the agreed milestones by the extended date, we may become liable to refund the grant we received.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

Intelligent Bio Solutions Inc.

Date:	November 7, 2024	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

