Form 10-K/A
period 2024-06-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2025-02-13
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of September 16, 2024, there were 4,249,782 of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID:	Auditor Name:	Auditor Location:
1195	UHY LLP	Melville, NY

EXPLANATORY NOTE

Intelligent Bio Solutions Inc. (the “Company,” “we,” “us” or “our”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2024 (the “Original Form 10-K”).

This Amendment to the Original Form 10-K is being filed solely for the purpose of (i) updating our auditor’s consent in Exhibit 23.1 to include our Registration Statement on Form S-1 (File No. 333-273219), and (ii) updating the cover page of the Original Form 10-K to indicate that no documents are incorporated by reference.

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the updated Auditor Consent (Exhibit 23.1) and the currently dated certifications of the Company’s principal executive officer and principal financial officer (Exhibits 31.3 and 31.4) required under Section 302 of the Sarbanes-Oxley Act of 2002.

The only changes to the Original Form 10-K are those related to the matters described above. Except as described above, this Amendment does not amend, update, or change (i) the Company’s consolidated financial statements or (ii) any other item or disclosure in the Original Form 10-K and does not purport to reflect any information or event subsequent to the filing. As such, this Amendment speaks only as of the date that the Original Form 10-K was filed, and the Company has not undertaken to amend, update, or change any information contained in the Original Form 10-K to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filings with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of October 4, 2022, by and among GBS INC., Intelligent Fingerprinting Limited, the Sellers Listed on Schedule I thereto, Jason Isenberg (as the RFA Sellers’ Representative), and Philip Hand (as the other Sellers’ Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2023).

3.4	Amended and Restated Bylaws of Intelligent Bio Solutions Inc., as amended as of October 26, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

3.8	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.9	Certificate of Elimination of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, filed with the Delaware Secretary of State on October 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2024).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.5	Form LSBD Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.7	Form of Warrant (Series D) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.13	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the Commission on August 23, 2023).

4.14	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.15	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.16	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.17	Warrant Agency Agreement, dated as of October 4, 2023, between Intelligent Bio Solutions Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.18	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.19	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.20	Form of Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.21	Form of Series H-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.22	Form of Series I Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.1*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended December 13, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2023).

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.1*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.2*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.3*	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).

10.4	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.5	Form of Exchange Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.7	Form of Purchase and Assignment Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.8	Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.9	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on September 22, 2022).

10.10	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

10.11	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.12	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.13	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.14	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.15	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonidis and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.16	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.17	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.18	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.19	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.20	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.21	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.22	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.23	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.24	Form of Securities Purchase Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.25	Form of Registration Rights Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.26	Form of Convertible Loan Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2023).

10.27	Form of 2024 Warrant Inducement Agreement (Series E Warrants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.29	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.30	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.31†	Consulting Agreement, dated February 29, 2024, by and between C2C Advisors Inc. and Intelligent Bio Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020).

16.1	Letter to Securities and Exchange Commission from BDO Audit Pty Ltd., dated July 3, 2023. (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

19.1**	Intelligent Bio Solutions Insider Trading Policy

21.1**	List of Subsidiaries

23.1#	Consent of UHY LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Intelligent Bio Solutions Inc. Restatement Recoupment Policy

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(5) and Item 601(a)(6). Intelligent Bio Solutions Inc. hereby agrees to furnish a supplemental copy of any omitted exhibits, schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.

*Indicates management contract or compensatory plan.

** Previously Filed with the Original Form 10-K

# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT BIO SOLUTIONS INC.

Date: February 13, 2025	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: February 13, 2025	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer and President	February 13, 2025
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	February 13, 2025
Spiro Sakiris	(Principal Financial Officer)

/s/ Steven Boyages	Chairman of the Board	February 13, 2025
Steven Boyages MBBS, PHD

/s/ Jonathan Hurd	Director
Jonathan Hurd		February 13, 2025

/s/ Jason Isenberg	Director
Jason Isenberg		February 13, 2025

/s/ Nicola Fraser	Director
Nicola Fraser		February 13, 2025