Form 10-Q
period 2024-12-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2025-02-13
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 11, 2025, there were 5,278,837 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	As of December 31,	As of June 30,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,242,209	$6,304,098
Accounts receivable, net	266,080	429,704
Inventories, net	701,280	777,537
Research and development tax incentive receivable	375,687	525,332
Deferred charges	127,586	-
Other current assets	348,684	497,572
Total current assets	4,061,526	8,534,243
Property and equipment, net	537,225	565,850
Operating lease right-of-use assets	182,637	306,744
Intangibles, net	3,902,587	4,372,026
Total assets	$8,683,975	$13,778,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,074,716	$1,704,568
Current portion of operating lease liabilities	205,945	274,834
Current portion of deferred grant income	2,299,644	2,486,668
Current employee benefit liabilities	416,929	469,381
Current portion of notes payable	405,535	515,282
Total current liabilities	4,402,769	5,450,733
Employee benefit liabilities, less current portion	63,283	63,615
Operating lease liabilities, less current portion	14,535	81,324
Total liabilities	$4,480,587	$5,595,672
Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 4,807,068 and 3,456,000 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	48,068	34,557
Treasury stock, at cost, 116 shares as of December 31, 2024 and June 30, 2024, respectively	(1)	(1)
Additional paid-in capital	61,856,832	60,971,740
Accumulated deficit	(56,899,435)	(51,964,332)
Accumulated other comprehensive loss	(639,424)	(712,614)
Total consolidated Intelligent Bio Solutions Inc. equity	$4,366,040	$8,329,350
Non-controlling interest	(162,652)	(146,159)
Total shareholders’ equity	4,203,388	8,183,191
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,683,975	$13,778,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Revenue	$607,494	$764,063	$1,479,781	$1,560,157
Cost of revenue (exclusive of amortization shown separately below)	(384,381)	(564,815)	(909,867)	(1,128,578)
Gross profit	223,113	199,248	569,914	431,579

Other income:
Government support income	133,640	153,204	259,768	263,075

Operating expenses
Selling, general and administrative expenses	(1,809,114)	(1,705,044)	(3,758,130)	(4,162,104)
Development and regulatory approval expenses	(506,944)	(348,452)	(1,455,696)	(452,399)
Depreciation and amortization	(305,177)	(290,313)	(605,599)	(597,873)
Total operating expenses	(2,621,235)	(2,343,809)	(5,819,425)	(5,212,376)
Loss from operations	(2,264,482)	(1,991,357)	(4,989,743)	(4,517,722)

Other income (expense), net
Interest expense	(13,502)	(32,468)	(35,829)	(69,916)
Realized foreign exchange loss	(750)	(555)	(801)	(555)
Fair value gain on revaluation of financial instrument	-	44,488	-	175,738
Interest income	21,937	3,509	74,777	3,648
Total other income, net	7,685	14,974	38,147	108,915
Net loss	(2,256,797)	(1,976,383)	(4,951,596)	(4,408,807)
Net loss attributable to non-controlling interest	(7,327)	(6,742)	(16,493)	(13,962)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,249,470)	$(1,969,641)	$(4,935,103)	$(4,394,845)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(143,165)	75,133	73,190	57,117
Total other comprehensive income (loss)	(143,165)	75,133	73,190	57,117
Comprehensive loss	(2,399,962)	(1,901,250)	(4,878,406)	(4,351,690)
Comprehensive loss attributable to non-controlling interest	(7,327)	(6,742)	(16,493)	(13,962)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(2,392,635)	(1,894,508)	(4,861,913)	(4,337,728)

Net loss per share, basic and diluted	$(0.50)	$(2.07)	$(1.18)	$(7.68)
Weighted average shares outstanding, basic and diluted	4,535,815	949,660	4,173,452	571,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Convertible preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2024	-	$-	3,456,000	$34,557	(116)	$(1)	$60,971,740	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of common stock upon cashless exercise of warrants	-	-	793,930	7,939	-	-	-	-	-	-	7,939
Stock awards issued to employees	-	-	99,500	995	-	-	189,050	-	-	-	190,045
Issuance of restricted stock to vendors	-	-	11,162	112	-	-	11,888	-	-	-	12,000
Issuance of common stock, net of issuance costs	-	-	17,167	172	-	-	34,339	-	-	-	34,511
Foreign currency translation gain	-	-	-	-	-	-	-	-	216,355	-	216,355
Net loss	-	-	-	-	-	-	-	(2,685,633)	-	(9,166)	(2,694,799)
Balance, September 30, 2024	-	-	4,377,759	43,775	(116)	(1)	61,207,017	(54,649,965)	(496,259)	(155,325)	5,949,242
Issuance of restricted stock to vendors	-	-	8,109	81	-	-	11,919	-	-	-	12,000
Issuance of common stock, net of issuance costs	-	-	421,200	4,212	-	-	637,896	-	-	-	642,108
Foreign currency translation loss	-	-	-	-	-	-	-	-	(143,165)	-	(143,165)
Net loss	-	-	-	-	-	-	-	(2,249,470)	-	(7,327)	(2,256,797)
Balance, December 31, 2024	-	$-	4,807,068	$48,068	(116)	$(1)	$61,856,832	$(56,899,435)	$(639,424)	$(162,652)	$4,203,388

	Convertible preferred stock		Common stock		Treasury stock		Additional paid in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2023	-	$-	194,200	$1,942	(116)	$(1)	$46,180,112	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998
Foreign currency translation loss	-	-	-	-	-	-	-	-	(18,016)	-	(18,016)
Net loss	-	-	-	-	-	-	-	(2,425,204)	-	(7,220)	(2,432,424)
Balance, September 30, 2023	-	-	194,200	1,942	(116)	(1)	46,180,112	(44,232,777)	(593,512)	(119,206)	1,236,558
Issuance of common stock, Series E Preferred Stock and warrants, net of issuance costs	5,728,723	57,287	186,018	1,860	-	-	3,727,017	-	-	-	3,786,164
Conversion of convertible preferred shares into common stock	(5,728,723)	(57,287)	477,394	4,774	-	-	52,513	-	-	-	-
Conversion of holdback Series C Preferred Stock into common stock	-	-	6,248	62	-	-	32,700	-	-	-	32,762
Issuance of common stock upon cashless exercise Series F warrants	-	-	612,182	6,122	-	-	(6,122)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	75,133	-	75,133
Net loss	-	-	-	-	-	-	-	(1,969,641)	-	(6,742)	(1,976,383)
Balance, December 31, 2023	-	$-	1,476,042	$14,760	(116)	$(1)	$49,986,220	$(46,202,418)	$(518,379)	$(125,948)	$3,154,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(4,951,596)	$(4,408,807)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	488,669	479,044
Amortization of right-of-use assets	122,077	118,829
Non-cash loss on foreign currency translation, net	-	555
Provision for inventory obsolescence	-	69,016
Share-based compensation	214,045	-
Non-cash refund of R&D expenditure claims	(109,736)	(78,281)
Fair value gain on revaluation of holdback Series C preferred Stock	-	(175,738)
Non-cash other operating activities	41,806	15,529
Changes in operating assets and liabilities:
Accounts receivable	163,624	31,027
Inventories	76,257	(31,159)
Grant receivable / deferred grant income	-	93,843
Research and development tax incentive receivable	149,645	209,591
Deferred charges	(127,586)	-
Other current assets	148,888	221,190
Accounts and other payables	(792,051)	(630,570)
Other long-term liabilities	(135,678)	5,091
Operating lease liabilities	(332)	(100,151)
Net cash used in operating activities	(4,711,968)	(4,180,991)

Cash flows from Investing Activities
Amount invested on construction in progress	(8,936)	(56,669)
Net cash used in investing activities	(8,936)	(56,669)

Cash flows from Financing Activities
Proceeds from issuance of common stock and warrants	686,881	1,342,296
Proceeds from exercise of warrants	7,939	-
Proceeds from issuance of preferred stock	-	3,036,223
Payment of equity issuance costs	(20,626)	(592,355)
Net cash provided by financing activities	674,194	3,786,164

Effect of foreign exchange rates on cash and cash equivalents	(15,179)	33,256

Net decrease in cash and cash equivalents	(4,061,889)	(418,240)
Cash and cash equivalents, beginning of period	6,304,098	1,537,244
Cash and cash equivalents, end of the period	$2,242,209	$1,119,004

Non-cash investing and financing activities
Conversion of preferred shares into common shares	$-	$57,287
Conversion of holdback Series C Preferred Stock into common stock	$-	$32,762
Issuance of common stock upon cashless exercise of Series F warrants	$-	$6,122
Amount receivable for issuance of common shares	$10,363	$-

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

NOTE 2. LIQUIDITY AND GOING CONCERN

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock, with an aggregate sales price of up to $3.0 million. During the period between September 18, 2024, through to December 31, 2024, the Company raised approximately $676,619 (net of commissions of approximately $20,927 paid to Ladenburg) through the sale and issuance of 438,367 shares of Company common stock pursuant to the ATM Agreement. During the three months ended December 31, 2024, the Company raised approximately $642,108 (net of commissions of approximately $19,860 paid to Ladenburg) through the sale and issuance of 421,200 shares of Company common stock pursuant to the ATM Agreement.

Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement filed with The U.S. Securities and Exchange Commission (the “SEC”), dated September 18, 2024.

The Company incurred net losses of $2,249,470 and $4,935,103 (after losses attributable to non-controlling interest) for the three and six months ended December 31, 2024, respectively (net loss of $1,969,641 and $4,394,845 for the three and six months ended December 31, 2023, respectively). As of December 31, 2024, the Company has shareholders’ equity of $4,203,388, working capital deficit of $341,243, and an accumulated deficit of $56,899,435.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of these unaudited condensed consolidated financial statements. Management believes there is a material risk that the Company’s cash and cash equivalents as of December 31, 2024, of approximately $2.24 million, will be insufficient to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and six months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on September 18, 2024 (the “2024 Form 10-K”).

There have been no material changes to our significant accounting policies disclosed in Note 3 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

The functional currency of INBS is the United States dollar. The fluctuations in foreign currency exchange rates resulted in a loss of $143,165 and a gain of $73,190 for the three and six months ended December 31, 2024, respectively. The fluctuations in foreign currency exchange rates resulted in a gain of $75,133 and $57,117 for the three and six months ended December 31, 2023, respectively.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying condensed consolidated financial statements include the fair value measurement of and the useful lives of long-lived assets, inventory valuations, the allocation of transaction price among various performance obligations, stock-based compensation and the allowance for credit losses. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

Revenue recognition

Revenue from the IFPG segment, see Note 4, relates to the sale of readers, cartridges and other sales, which represents accessories, and is summarized as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2024	2023	2024	2023
Sales of goods - cartridges	$388,297	$330,949	$836,811	$711,008
Sales of goods - readers	120,787	285,889	354,573	524,691
Other sales	98,410	147,225	288,397	324,458
Total revenue	$607,494	$764,063	$1,479,781	$1,560,157

Government support income

Government support income on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) is summarized as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2024	2023	2024	2023
Grant income	$56,078	$44,759	$72,119	$78,282
R&D tax refund	77,562	108,445	187,649	184,793
Total government support income	$133,640	$153,204	$259,768	$263,075

Recent Accounting Pronouncements

As the Company is an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Adopted:

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU -08 requires that an acquirer recognizes, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets acquired, and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU was effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company has adopted ASU 2021-08. Adoption of ASU 2021-08 did not impact our financial position, results of operations or cash flows.

Pending Adoption:

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

The IFPG segment accounted for 100% of the Company’s revenue during the three and six months ended December 31, 2024 and 2023.

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A) Revenue, government support income and net loss

	Three Months Ended December 31, 2024
	IFPG	BPT	Total
Revenue
United Kingdom	$569,775	$-	$569,775
Australia	5,966	-	5,966
Other	31,753	-	31,753
Total Revenue	$607,494	$-	$607,494

Government Support Income
United Kingdom	$40,427	$-	$40,427
Australia	-	93,213	93,213
Total Government Support Income	$40,427	$93,213	$133,640

Total Revenue and Government Support Income	$647,921	$93,213	$741,134

Net Loss	$(1,115,023)	$(1,141,774)	$(2,256,797)

	Three Months Ended December 31, 2023
	IFPG	BPT	Total
Revenue
United Kingdom	$655,448	$-	$655,448
Australia	16,805	-	16,805
Other	91,810	-	91,810
Total Revenue	$764,063	$-	$764,063

Government Support Income
United Kingdom	$61,617	$-	$61,617
Australia	-	91,587	91,587
Total Government Support Income	$61,617	$91,587	$153,204

Total Revenue and Government Support Income	$825,680	$91,587	$917,267

Net Loss	$(649,793)	$(1,326,590)	$(1,976,383)

	Six Months Ended December 31, 2024
	IFPG	BPT	Total
Revenue
United Kingdom	$1,403,563	$-	$1,403,563
Australia	6,546	-	6,546
Other	69,672	-	69,672
Total Revenue	$1,479,781	$-	$1,479,781

Government Support Income
United Kingdom	$40,427	$-	$40,427
Australia	-	219,341	219,341
Total Government Support Income	$40,427	$219,341	$259,768

Total Revenue and Government Support Income	$1,520,208	$219,341	$1,739,549

Net Loss	$(2,580,208)	$(2,371,388)	$(4,951,596)

	Six Months Ended December 31, 2023
	IFPG	BPT	Total
Revenue
United Kingdom	$1,410,598	$-	$1,410,598
Australia	24,887	-	24,887
Other	124,672	-	124,672
Total Revenue	$1,560,157	$-	$1,560,157

Government Support Income
United Kingdom	$106,937	$-	$106,937
Australia	-	156,138	156,138
Total Government Support Income	$106,937	$156,138	$263,075

Total Revenue and Government Support Income	$1,667,094	$156,138	$1,823,232

Net Loss	$(1,390,382)	$(3,018,425)	$(4,408,807)

B) Long-lived assets and inventories, net

	As of December 31, 2024
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$4,057,168	$-	$4,057,168
Australia	-	565,281	565,281
Total Long-Lived Assets	$4,057,168	$565,281	$4,622,449

Inventories, net
United Kingdom	$659,919	$-	$659,919
Australia	41,361	-	41,361
Total Inventories	$701,280	$-	$701,280

Total Long-Lived Assets and Inventories, net	$4,758,448	$565,281	$5,323,729

	As of June 30, 2024
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$4,626,798	$-	$4,626,798
Australia	-	617,822	617,822
Total Long-Lived Assets	$4,626,798	$617,822	$5,244,620

Inventories, net
United Kingdom	$731,813	$-	$731,813
Australia	45,724	-	45,724
Total Inventories	$777,537	$-	$777,537

Total Long-Lived Assets and Inventories, net	$5,404,335	$617,822	$6,022,157

NOTE 5. INVENTORIES, NET

Inventories, net consist of the following:

	December 31, 2024	June 30, 2024
Raw material & work-in-progress	$252,149	$188,693
Finished goods	449,131	588,844
Inventories, net	$701,280	$777,537

NOTE 6. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of December 31, 2024:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$553,599	$1,941,774	$3,730,825
Customer relationships	3 years	252,000	27,253	209,440	69,813
Trade names and trademarks	Indefinite	92,000	9,949	-	101,949
Total intangible assets		$5,463,000	$590,801	$2,151,214	$3,902,587

Intangible assets, net consist of the following as of June 30, 2024:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$593,026	$1,559,822	$4,152,204
Customer relationships	3 years	252,000	29,194	164,030	117,164
Trade names and trademarks	Indefinite	92,000	10,658	-	102,658
Total intangible assets		$5,463,000	$632,878	$1,723,852	$4,372,026

Intangibles assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

Expenses related to the amortization of intangible assets charged to the condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended December 31, 2024 and 2023 was $240,783 and $227,543, respectively.

Expenses related to the amortization of intangible assets charged to the condensed consolidated statements of operations and other comprehensive income (loss) for the six months ended December 31, 2024 and 2023 was $476,247 and $470,696, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Fiscal year	Amount
Remainder of 2025	$439,260
2026	808,708
2027	785,437
2028	785,437
2029	785,437
Thereafter	196,359
Total	$3,800,638

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

NOTE 8. SHAREHOLDERS’ EQUITY

Warrants

As of December 31, 2024, there were warrants outstanding to purchase 5,516,754 shares of common stock, held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder.

At The Market (ATM) Offering

As a result of the sale of shares of common stock by the Company pursuant to the previously disclosed ATM Agreement between the Company and Ladenburg, the Company has raised approximately $1,464,454 (net of commissions of approximately $45,294 paid to Ladenburg) as of February 11, 2025. Of this amount, the Company raised approximately $676,619 (net of commissions of approximately $20,927 paid to Ladenburg) through the sale and issuance of 438,367 shares of common stock between September 18, 2024, through December 31, 2024; and raised approximately $787,835 (net of commissions of approximately $24,367 paid to Ladenburg) through the sale and issuance of 471,769 shares of Company common stock between December 31, 2024, through February 11, 2025. During the three months ended December 31, 2024, the Company raised approximately $642,108 (net of commissions of approximately $19,860 paid to Ladenburg) through the sale and issuance of 421,200 shares of Company common stock pursuant to the ATM Agreement.

Advisory Agreement

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the three and six months ended December 31, 2024, the Company recognized $12,000 and $24,000, respectively, of expense related to the ClearThink Agreement in the accompanying condensed consolidated statements of operations.

Stock-based payments under 2019 Stock Incentive Plan

On September 25, 2024, the Company granted its employees 99,500 shares of common stock as compensation. The Company recorded stock compensation expense of $190,045, based on a grant date fair value of $1.91 per share in the accompanying condensed consolidated statement of operations. All shares of common stock granted vested immediately.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities under operating leases expiring in August 2025 and April 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the six months ended December 31, 2024.

Agreement with CenExel

On August 1, 2024, the Company signed an agreement with CenExel to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $381,204 on completion of certain milestones. As of December 31, 2024, $176,834 remains payable under the agreement.

The Company has no material purchase commitments.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,249,470)	$(1,969,641)	$(4,935,103)	$(4,394,845)
Basic and diluted net loss per share attributed to common shareholders	$(0.50)	$(2.07)	$(1.18)	$(7.68)
Weighted average number of shares outstanding	4,535,815	949,660	4,173,452	571,930

The following outstanding warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	As of December 31,
	2024	2023
Warrants	5,516,754	771,956

NOTE 11. SUBSEQUENT EVENTS

The Company raised approximately $787,835 (net of commissions of approximately $24,367 paid to Ladenburg) through the sale and issuance of 471,769 shares of common stock between December 31, 2024, through February 11, 2025.

Other than the event noted, no material subsequent events have taken place that require disclosure in this financial report noted between December 31, 2024, and the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for fiscal 2024 and our unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K.

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

The Company’s current product portfolio includes:

●	Intelligent Fingerprinting Platform: A proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	The Biosensor Platform – A biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform,” consists of a small, printable modified organic thin-film transistor strip that we license across the Asia Pacific Region (“APAC Region”) from Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”). The Biosensor Platform is designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. This platform technology has the potential to develop a range of Point of Care Tests (“POCT”), including the modalities of clinical chemistry, immunology, tumor markers, allergens, and endocrinology. We understand that following the appointment of a liquidator to LSBD, the intellectual property rights licensed by us from the Licensor (LSBD) have reverted to the University of Newcastle. The Company is in early-stage discussions regarding the potential restructuring of future licensing of BPT and products with the University of Newcastle. A timeline for these discussions has not yet been established.

Highlights of Achievements

Our major achievements through the three months ended December 31, 2024:

●	On December 18, 2024, the Company announced the submission of its 510(k) premarket notification to the US Food and Drug Administration (FDA) for clearance following FDA review of its Intelligent Fingerprinting Drug Screening System.

●	On November 26, the Company announced the successful completion of its method comparison study on its Intelligent Fingerprinting Drug Screening System, confirming the sensitivity, specificity, accuracy, and usability of the System.

●	On November 13, the Company announced strong initial results from its Pharmacokinetic (PK) study required for an FDA 510(k) submission, showing that fingerprint sweat mimics the rate and extent of codeine in blood and saliva.

●	On October 31, the Company announced a strategic partnership with B2i Digital to launch an investor-focused marketing campaign, employing advanced digital marketing strategies to raise awareness of INBS’ patented drug screening technology.

●	On October 9, the Company announced its distribution partnership with Spirit Group, an Australian, Indigenous-owned marketing and consulting agency, with prominent clients across a wide range of industries, including mining, transportation, and construction.

●	The Company secured 19 accounts throughout the quarter ended December 31, 2024, adding to its 400+ active customer accounts in 19 countries.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2024 and 2023

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Revenue	$607,494	$764,063	$1,479,781	$1,560,157
Cost of revenue (exclusive of amortization shown separately below)	(384,381)	(564,815)	(909,867)	(1,128,578)
Gross profit	223,113	199,248	569,914	431,579

Other income:
Government support income	133,640	153,204	259,768	263,075

Operating expenses
Selling, general and administrative expenses	(1,809,114)	(1,705,044)	(3,758,130)	(4,162,104)
Development and regulatory approval expenses	(506,944)	(348,452)	(1,455,696)	(452,399)
Depreciation and amortization	(305,177)	(290,313)	(605,599)	(597,873)
Total operating expenses	(2,621,235)	(2,343,809)	(5,819,425)	(5,212,376)
Loss from operations	(2,264,482)	(1,991,357)	(4,989,743)	(4,517,722)

Other income (expense), net
Interest expense	(13,502)	(32,468)	(35,829)	(69,916)
Realized foreign exchange loss	(750)	(555)	(801)	(555)
Fair value gain on revaluation of financial instrument	-	44,488	-	175,738
Interest income	21,937	3,509	74,777	3,648
Total other income, net	7,685	14,974	38,147	108,915
Net loss	(2,256,797)	(1,976,383)	(4,951,596)	(4,408,807)
Net loss attributable to non-controlling interest	(7,327)	(6,742)	(16,493)	(13,962)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,249,470)	$(1,969,641)	$(4,935,103)	$(4,394,845)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(143,165)	75,133	73,190	57,117
Total other comprehensive income (loss)	(143,165)	75,133	73,190	57,117
Comprehensive loss	(2,399,962)	(1,901,250)	(4,878,406)	(4,351,690)
Comprehensive loss attributable to non-controlling interest	(7,327)	(6,742)	(16,493)	(13,962)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(2,392,635)	(1,894,508)	(4,861,913)	(4,337,728)

Net loss per share, basic and diluted	$(0.50)	$(2.07)	$(1.18)	$(7.68)
Weighted average shares outstanding, basic and diluted	4,535,815	949,660	4,173,452	571,930

Revenue

Sales of goods

Revenue from sales of goods decreased by $156,569 to $607,494 from $764,063 for the three months ended December 31, 2024, compared to same period in 2023. This decrease is mainly due to instability in the construction sector which resulted in the lower number of readers being sold during the period.

Revenue from sales of goods decreased by $80,376 to $1,479,781 from $1,560,157 for the six months ended December 31, 2024, compared to same period in 2023. This decrease is mainly due to instability in the construction sector which resulted in the lower number of readers being sold during the period.

Despite a general decrease in sales due to lower readers sales, the Company managed to increase its gross profit margin as it concentrated its efforts on selling high margin cartridges. Cartridge sales, being consumable and recurring, offers a contribution margin of approximately 89.58% compared to 65.94% for readers. The increase in gross profit is discussed further in the following section.

Revenue from the IFPG segment relates to the sale of readers, cartridges and other sales which represents accessories and is summarized as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2024	2023	2024	2023
Sales of goods - cartridges	$388,297	$330,949	$836,811	$711,008
Sales of goods - readers	120,787	285,889	354,573	524,691
Other sales	98,410	147,225	288,397	324,458
Total revenue	$607,494	$764,063	$1,479,781	$1,560,157

Cost of revenue

Cost of revenue decreased by $180,434 to $384,381 from $564,815 for the three months ended December 31, 2024, compared to same period in 2023. The decrease in cost of revenue is mainly due to a proportional decrease in revenue and enhanced production capacity, which has led to reduced direct labor, direct materials and direct overhead costs.

Cost of revenue decreased by $218,711 to $909,867 from $1,128,578 for the six months ended December 31, 2024, compared to same period in 2023. The decrease in cost of revenue is mainly due to a proportional decrease in revenue and enhanced production capacity, which has led to reduced direct labor, direct materials and direct overhead costs.

The following table shows the composition of cost of revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Direct material cost	$175,452	$284,086	$483,140	$547,985
Direct labor cost	194,462	237,255	399,396	521,936
Direct overhead cost	14,467	43,474	27,331	58,657
Total cost of revenue	$384,381	$564,815	$909,867	$1,128,578

Gross profit

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$607,494	$764,063	$1,479,781	$1,560,157
Direct material cost	(175,452)	(284,086)	(483,140)	(547,985)
Direct labor cost	(194,462)	(237,255)	(399,396)	(521,936)
Direct overhead cost	(14,467)	(43,474)	(27,331)	(58,657)
Cost of revenue	(384,381)	(564,815)	(909,867)	(1,128,578)
Gross profit	$223,113	$199,248	$569,914	$431,579
Gross profit margin	36.73%	26.08%	38.51%	27.66%

Gross profit is primarily attributable to the IFPG segment. Gross profit increased by $23,865 to $223,113 from $199,248 for the three months ended December 31, 2024, compared to same period in 2023.

Gross profit increased by $138,335 to $569,914 from $431,579 for the six months ended December 31, 2024, compared to same period in 2023.

The growth in the gross profit margin is mainly due to larger share of our revenue coming from high margin cartridges sales, coupled with enhanced production capacity, which has led to reduced direct labor, direct materials and direct overhead costs. The company continues to improve on its strategic sales mix and operational streamlining thus driving the increased gross profit as noted above.

Contribution margin (non-GAAP)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$607,494	$764,063	$1,479,781	$1,560,157
Direct material cost	(175,452)	(284,086)	(483,140)	(547,985)
Contribution margin (non-GAAP)	$432,042	$479,977	$996,641	$1,012,172
Contribution margin % (non-GAAP)	71.12%	62.82%	67.35%	64.88%

Contribution margin (non-GAAP)

Contribution margin, which is a non-GAAP measure of our financial performance, decreased by $47,935 to $432,042 from $479,977 for the three months ended December 31, 2024, compared to same period in 2023. This decrease is primarily due to a decline in the revenue. However, the contribution margin improved by approximately 8.30%, driven by improved production efficiency and sales mix.

Contribution margin decreased by $15,531 to $996,641 from $1,012,172 for the six months ended December 31, 2024, compared to same period in 2023. This decrease is primarily due to a decline in the revenue. However, the contribution margin improved by approximately 2.47%, driven by improved production efficiency and sales mix.

Reconciliation of contribution margin (non-GAAP)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue (GAAP)	$607,494	$764,063	$1,479,781	$1,560,157
Total cost of revenue (GAAP)	$384,381	$564,815	$909,867	$1,128,578
Less: Direct labor cost	(194,462)	(237,255)	(399,396)	(521,936)
Less: Direct overhead cost	(14,467)	(43,474)	(27,331)	(58,657)
Direct material cost	$175,452	$284,086	$483,140	$547,985
Contribution margin (non-GAAP)	$432,042	$479,977	$996,641	$1,012,172
Contribution margin % (non-GAAP)	71.12%	62.82%	67.35%	64.88%

Government support income

Government support income decreased by $19,564 to $133,640 from $153,204 for the three months ended December 31, 2024, compared to same period in 2023. This decrease was primarily attributable to the timing of the amount spent on qualifying research and development expenditure for research and development government subsidies.

Government support income decreased by $3,307 to $259,768 from $263,075 for the six months ended December 31, 2024, compared to same period in 2023. This decrease was primarily attributable to the timing of the amount spent on qualifying research and development expenditure for research and development government subsidies.

The grant support income is primarily attributable to INBS’s subsidiary companies recognizing a research and development (“ R&D”) tax refund as the Company believes that it is probable that the amount will be recovered in full through a future claim (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information and disclosures relating to R&D tax refund).

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $104,070 to $1,809,114 from $1,705,044 for the three months ended December 31, 2024, compared to the same period in 2023. This increase is primarily due to an increase in consulting fees, advertising, marketing cost, accounting fees and travel costs offset by a reduction in legal and insurance costs. We anticipate these costs will increase as we continue to expand in new regions.

Selling, general and administrative expenses decreased by $403,974 to $3,758,130 from $4,162,104 for the six months ended December 31, 2024, compared to the same period in 2023. This decrease is primarily due to a decrease in legal, insurance, consulting fees and general overhead costs offset by an increase in advertising, marketing and travel costs.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $158,492 to $506,944 from $348,452 for the three months ended December 31, 2024, compared to the same period in 2023. This increase is primarily driven by the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners.

Development and regulatory approval expenses increased by $1,003,297 to $1,455,696 from $452,399 for the six months ended December 31, 2024, compared to the same period in 2023. This increase is primarily driven by the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners.

During the three and six months ended December 31, 2024, the Company partnered with CenExel, a nationwide clinical research site network, and completed a method comparison clinical study on its Intelligent Fingerprinting Drug Screening System, confirming the sensitivity, specificity, accuracy, and usability of the System.

Depreciation and amortization

Depreciation and amortization increased by $14,864 to $305,177 from $290,313 for the three months ended December 31, 2024, compared to same period in 2023. This increase is mainly due to the fluctuation in the foreign exchange rate for conversion of the account balances.

Depreciation and amortization increased by $7,726 to $605,599 from $597,873 for the six months ended December 31, 2024, compared to same period in 2023. This increase is mainly due to the fluctuation in the foreign exchange rate for conversion of the account balances.

Other income and expenses

Interest expense

Interest expense decreased by $18,966 to $13,502 from $32,468 for the three months ended December 31, 2024, as compared to the same period in 2023. This decrease was attributable to the reduction of the interest expense recorded for leased assets and notes payable.

Interest expense decreased by $34,087 to $35,829 from $69,916 for the six months ended December 31, 2024, as compared to the same period in 2023. This decrease was attributable to the reduction of the interest expense recorded for leased assets and notes payable.

Fair value gain on revaluation of financial instruments

The fair value gain on revaluation of financial instruments decreased by $44,488 to $0 from $44,488 for the three months ended December 31, 2024, as compared to the same period in 2023. This decrease is due to the revaluation gain on contingent consideration for holdback Series C Preferred Stock resulting from the acquisition of IFP. The holdback Series C Preferred Stock shares were converted into common stock in October 2023.

The fair value gain on revaluation of financial instruments decreased by $175,738 to $0 from $175,738 for the six months ended December 31, 2024, as compared to the same period in 2023. This decrease is due to the revaluation gain on contingent consideration for holdback Series C Preferred Stock resulting from the acquisition of IFP. The holdback Series C Preferred Stock shares were converted into common stock in October 2023.

Interest income

Interest income increased by $18,428 to $21,937 from $3,509 for the three months ended December 31, 2024, as compared to the same period in 2023. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Interest income increased by $71,129 to $74,777 from $3,648 for the six months ended December 31, 2024, as compared to the same period in 2023. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Income tax (expense) benefit

There was no income tax expense for both the three and six months ended December 31, 2024, and 2023, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income

Foreign currency translation gain (loss)

Unrealized foreign currency translation loss increased by $218,298 to a loss of $143,165 from a gain of $75,133 for the three months ended December 31, 2024, compared to the same period in 2023. This is due to the unfavorable exchange rate calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Unrealized foreign currency translation gain increased by $16,073 to a gain of $73,190 from a gain of $57,117 for the six months ended December 31, 2024, compared to the same period in 2023. This is due to the favorable exchange rate calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Net loss attributable to INBS

Net loss attributable to the Company increased by $279,829 to $2,249,470 from $1,969,641 for the three months ended December 31, 2024, compared to the same period in 2023. This increase is primarily driven by the Company’s investment in R & D work through the development and regulatory approval expenses which for the three months increased by $158,492 to $506,944 required for its FDA 510(k) clinical study plan and an increase in selling, general and administrative expenses due to its continuous expansion in new regions. The Company submitted it’s 510(k) to the US Food and Drug Administration (FDA) on December 18, 2024.

Net loss attributable to the Company increased by $540,258 to $4,935,103 from $4,394,845 for the six months ended December 31, 2024, compared to the same period in 2023. This increase is primarily driven by the Company’s investment in R & D work through the development and regulatory approval expenses which for the six months increased by $1,003,297 to $1,455,696 required for its FDA 510(k) clinical study plan and an increase in selling, general and administrative expenses due to its continuous expansion in new regions.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of December 31, 2024, we had $2,242,209 in cash and cash equivalents and working capital deficit of $341,243.

On September 18, 2024, the Company entered into the ATM Agreement with Ladenburg. Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock, with an aggregate sales price of up to $3.0 million. During the period between September 18, 2024, through to December 31, 2024, the Company raised approximately $676,619 (net of commissions of approximately $20,927 paid to Ladenburg) through the sale and issuance of 438,367 shares of Company common stock pursuant to the ATM Agreement. During the three months ended December 31, 2024, the Company raised approximately $642,108 (net of commissions of approximately $19,860 paid to Ladenburg) through the sale and issuance of 421,200 shares of Company common stock pursuant to the ATM Agreement.

Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement filed with SEC, dated September 18, 2024.

The Company expects that its cash and cash equivalents as of December 31, 2024, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. There can be no assurance that, in the event that the Company requires additional financing, such financing may be available on terms which are favorable to us, or at all.

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

As of December 31, 2024, and June 30, 2024, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

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

● We are in the process of engaging outside consultant to assist us in implementing new accounting software that will enhance our internal controls by improving efficiency, accuracy, and reliability in financial reporting and data management.

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

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of Intelligent Fingerprinting Drug Screening System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of December 31, 2024, of $2,242,209 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The Company has only completed 4 of the 8 agreed-upon milestones set forth in the Company’s grant agreement with the Australian government related to the construction of a manufacturing facility in Australia.  Because we will be unable to achieve certain agreed-upon milestones for the grant by the prescribed deadline of March 28, 2025, we will be required to refund certain amounts from the grant.

We received Medical Products Priority Grant funding from the Australian government in June 2021 as contributions towards establishing a high-tech manufacturing facility in Australia. Amounts under this grant were paid to the Company based upon timelines and updates. On April 16, 2024, the Australian government extended the deadline to complete the project to March 28, 2025, with certain modifications in project costs. The Company has been in discussions with the Australian government in relation to the construction of a manufacturing facility in Australia, where the discussions are now based upon milestones for the manufacture and delivery of certain components of the technology. If we are unable to achieve the balance of the agreed-upon milestones for the grant by the prescribed deadline of March 28, 2025, we will be required to refund certain amounts from the grant after agreed upon adjustments and terms to be finalized after the prescribed deadline. The accounting policy for the treatment of these grants is to treat the proceeds received as a liability and deduct qualifying expenditure from this liability. Accordingly, the maximum to be refunded to the Australian government is disclosed under liabilities in the balance sheet as “Current portion of deferred grant income ”. The balance of this liability in the balance sheet as of December 31, 2024, is $2,299,644.

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

