Form 10-Q
period 2025-03-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2025-05-13
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, there were 6,910,279 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	As of	As of
	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,807,112	$6,304,098
Accounts receivable, net	510,963	429,704
Inventories, net	683,488	777,537
Research and development tax incentive receivable	520,312	525,332
Other current assets	585,456	497,572
Total current assets	5,107,331	8,534,243
Property and equipment, net	546,458	565,850
Operating lease right-of-use assets	126,798	306,744
Intangibles, net	3,803,940	4,372,026
Total assets	$9,584,527	$13,778,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,330,556	$1,704,568
Current portion of operating lease liabilities	151,322	274,834
Current portion of deferred grant income	2,278,681	2,486,668
Current employee benefit liabilities	447,670	469,381
Current portion of notes payable	356,156	515,282
Total current liabilities	4,564,385	5,450,733
Employee benefit liabilities, less current portion	72,672	63,615
Operating lease liabilities, less current portion	3,704	81,324
Total liabilities	4,640,761	5,595,672

Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 6,794,395 and 3,456,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	67,941	34,557
Treasury stock, at cost, 116 shares as of March 31, 2025 and June 30, 2024, respectively	(1)	(1)
Additional paid-in capital	65,012,004	60,971,740
Accumulated deficit	(59,442,961)	(51,964,332)
Accumulated other comprehensive loss	(523,417)	(712,614)
Total consolidated Intelligent Bio Solutions Inc. equity	5,113,566	8,329,350
Non-controlling interest	(169,800)	(146,159)
Total shareholders’ equity	4,943,766	8,183,191
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,584,527	$13,778,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Revenue	$728,867	$823,800	$2,208,648	$2,383,957
Cost of revenue (exclusive of amortization shown separately below)	(387,499)	(645,311)	(1,297,366)	(1,773,889)
Gross profit	341,368	178,489	911,282	610,068

Other income
Government support income	173,271	83,842	433,039	346,917

Operating expenses
Selling, general and administrative expenses	(2,407,558)	(2,425,830)	(6,165,688)	(6,587,934)
Development and regulatory approval expenses	(358,351)	(471,313)	(1,814,047)	(923,712)
Depreciation and amortization	(301,978)	(318,923)	(907,577)	(916,796)
Total operating expenses	(3,067,887)	(3,216,066)	(8,887,312)	(8,428,442)
Loss from operations	(2,553,248)	(2,953,735)	(7,542,991)	(7,471,457)

Other income (expense), net
Interest expense	(15,000)	(42,674)	(50,829)	(112,590)
Realized foreign exchange loss	(113)	(996)	(914)	(1,551)
Fair value gain on revaluation of financial instrument	-	-	-	175,738
Interest income	17,687	10,640	92,464	14,288
Total other income, net	2,574	(33,030)	40,721	75,885
Net loss	(2,550,674)	(2,986,765)	(7,502,270)	(7,395,572)
Net loss attributable to non-controlling interest	(7,148)	(9,098)	(23,641)	(23,060)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,543,526)	$(2,977,667)	$(7,478,629)	$(7,372,512)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	116,007	(144,026)	189,197	(86,909)
Total other comprehensive income (loss)	116,007	(144,026)	189,197	(86,909)
Comprehensive loss	(2,434,667)	(3,130,791)	(7,313,073)	(7,482,481)
Comprehensive loss attributable to non-controlling interest	(7,148)	(9,098)	(23,641)	(23,060)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(2,427,519)	(3,121,693)	(7,289,432)	(7,459,421)

Net loss per share, basic and diluted	$(0.44)	$(1.43)	$(1.59)	$(6.64)
Weighted average shares outstanding, basic and diluted	5,771,911	2,079,864	4,698,494	1,110,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Convertible preferred stock		Common stock		Treasury stock		Additional paid-in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2024	-	$-	3,456,000	$34,557	(116)	$(1)	$60,971,740	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of common stock upon cashless exercise of warrants	-	-	793,930	7,939	-	-	-	-	-	-	7,939
Stock awards issued to employees	-	-	99,500	995	-	-	189,050	-	-	-	190,045
Issuance of restricted stock to vendors	-	-	11,162	112	-	-	11,888	-	-	-	12,000
Issuance of common stock, net of issuance costs	-	-	17,167	172	-	-	34,339	-	-	-	34,511
Foreign currency translation gain	-	-	-	-	-	-	-	-	216,355	-	216,355
Net loss	-	-	-	-	-	-	-	(2,685,633)	-	(9,166)	(2,694,799)
Balance, September 30, 2024	-	-	4,377,759	43,775	(116)	(1)	61,207,017	(54,649,965)	(496,259)	(155,325)	5,949,242
Issuance of restricted stock to vendors	-	-	8,109	81	-	-	11,919	-	-	-	12,000
Issuance of common stock, net of issuance costs	-	-	421,200	4,212	-	-	637,896	-	-	-	642,108
Foreign currency translation loss	-	-	-	-	-	-	-	-	(143,165)	-	(143,165)
Net loss	-	-	-	-	-	-	-	(2,249,470)	-	(7,327)	(2,256,797)
Balance, December 31, 2024	-	-	4,807,068	48,068	(116)	(1)	61,856,832	(56,899,435)	(639,424)	(162,652)	4,203,388
Issuance of restricted stock to vendors	-	-	4,706	47	-	-	11,953	-	-	-	12,000
Issuance of common stock upon cashless exercise of warrants	-	-	625	6	-	-	(6)	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	1,981,996	19,820	-	-	3,143,225	-	-	-	3,163,045
Foreign currency translation gain	-	-	-	-	-	-	-	-	116,007	-	116,007
Net loss	-	-	-	-	-	-	-	(2,543,526)	-	(7,148)	(2,550,674)
Balance, March 31, 2025	-	-	6,794,395	$67,941	(116)	$(1)	$65,012,004	$(59,442,961)	$(523,417)	$(169,800)	$4,943,766

	Convertible preferred stock		Common stock		Treasury stock		Additional paid-in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2023	-	$-	194,200	$1,942	(116)	$(1)	$46,180,112	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998
Foreign currency translation loss	-	-	-	-	-	-	-	-	(18,016)	-	(18,016)
Net loss	-	-	-	-	-	-	-	(2,425,204)	-	(7,220)	(2,432,424)
Balance, September 30, 2023	-	-	194,200	1,942	(116)	(1)	46,180,112	(44,232,777)	(593,512)	(119,206)	1,236,558
Issuance of common stock, Series E Preferred Stock and warrants, net of issuance costs	5,728,723	57,287	186,018	1,860	-	-	3,727,017	-	-	-	3,786,164
Conversion of convertible preferred shares into common stock	(5,728,723)	(57,287)	477,394	4,774	-	-	52,513	-	-	-	-
Conversion of holdback Series C Preferred Stock into common stock	-	-	6,248	62	-	-	32,700	-	-	-	32,762
Issuance of common stock upon cashless exercise Series F warrants	-	-	612,182	6,122	-	-	(6,122)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	75,133	-	75,133
Net loss	-	-	-	-	-	-	-	(1,969,641)	-	(6,742)	(1,976,383)
Balance, December 31, 2023	-	$-	1,476,042	$14,760	(116)	$(1)	$49,986,220	$(46,202,418)	$(518,379)	$(125,948)	$3,154,234
Reverse stock split rounding adjustment	-	-	47,501	475	-	-	(475)	-	-	-	-
Issuance of common stock upon cash exercise of Series E warrants	-	-	629,409	6,291	-	-	1,645,207	-	-	-	1,651,498
Issuance of restricted stock to vendors	-	-	42,760	428	-	-	204,393	-	-	-	204,821
Issuance of common stock upon cashless exercise of Series F warrants	-	-	42,904	429	-	-	-	-	-	-	429
Issuance of common stock, Series I, H1 and H2 warrants, net of issuance costs	-	-	675,183	6,752	-	-	9,110,829	-	-	-	9,117,581
Foreign currency translation loss	-	-	-	-	-	-	-	-	(144,026)	-	(144,026)
Net loss	-	-	-	-	-	-	-	(2,977,667)	-	(9,098)	(2,986,765)
Balance, March 31, 2024	-	$-	2,913,799	$29,135	(116)	$(1)	$60,946,174	$(49,180,085)	$(662,405)	$(135,046)	$10,997,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from Operating Activities
Net loss	$(7,502,270)	$(7,395,572)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	726,206	746,508
Amortization of right-of-use assets	181,371	178,891
Provision for inventory obsolescence	-	69,279
Share-based compensation	226,045	218,305
Non-cash refund of research and development (R&D) expenditure claims	(156,011)	(112,293)
Fair value gain on revaluation of holdback Series C Preferred Stock	-	(175,738)
Non-cash other operating activities	82,288	14,812
Changes in operating assets and liabilities:
Accounts receivable	(81,259)	(66,040)
Inventories	94,049	102,002
Grant receivable / deferred grant income	(207,987)	-
Research and development tax incentive receivable	5,020	166,287
Other current assets	(87,884)	-
Accounts payable and accrued expenses	(554,849)	(214,308)
Long-term employee benefit liabilities	9,057	5,384
Operating lease liabilities	(201,132)	(165,072)
Net cash used in operating activities	(7,467,356)	(6,627,555)

Cash flows from Investing Activities
Amount invested on construction in progress	(23,321)	(54,118)
Net cash used in investing activities	(23,321)	(54,118)

Cash flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	3,987,869	3,786,164
Proceeds from exercise of warrants, net of issuance costs	7,939	1,651,498
Proceeds from private placement, net of issuance costs	-	9,117,581
Net cash provided by financing activities	3,995,808	14,555,243

Effect of foreign exchange rates on cash and cash equivalents	(2,117)	(13,291)

Net (decrease) increase in cash and cash equivalents	(3,496,986)	7,860,279
Cash and cash equivalents, beginning of period	6,304,098	1,537,244
Cash and cash equivalents, end of period	$2,807,112	$9,397,523

Non-cash investing and financing activities
Equity issuance costs in accounts payable and accrued expenses	$148,205	$185,688
Conversion of preferred shares into common shares	$-	$57,287
Conversion of holdback Series C Preferred Stock into common stock	$-	$32,762
Issuance of common stock upon cashless exercise of Series F warrants	$6	$6,551

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

NOTE 2. LIQUIDITY AND GOING CONCERN

At the Market (ATM) Offering - On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock, with an aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a prospectus supplement (the “2025 ATM Supplement”) to the ATM Prospectus (defined below) in connection with the offer, sale, and issuance of additional shares. During the period between September 18, 2024, through to March 31, 2025, the Company raised approximately $1,486,340 (net of commissions of approximately $45,971 paid to Ladenburg) through the sale and issuance of 920,363 shares of Company common stock pursuant to the ATM Agreement. During the three months ended March 31, 2025, the Company raised approximately $809,721 (net of commissions of approximately $25,044 paid to Ladenburg) through the sale and issuance of 481,996 shares of Company common stock pursuant to the ATM Agreement. Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement (the “ATM Prospectus”) filed with the U.S. Securities and Exchange Commission (the “SEC”), dated September 18, 2024, as supplemented by the 2025 ATM Supplement filed with the SEC on March 11, 2025.

February Offering - On February 20, 2025, the Company entered into an underwriting agreement with Ladenburg, as representative (the “February Representative”) for the underwriters named in Schedule 1 thereto (collectively, the “February Underwriters”) relating to an underwritten public offering of 1,304,348 shares of the Company’s common stock. The public offering price for each share was $2.00 per share and the February Underwriters agreed to purchase 1,304,348 shares (the “February Offering”). The Company granted the February Underwriters a 45-day option to purchase an additional 195,652 shares of common stock at the public offering price of $2.00 per share, less the underwriting discounts and commissions. On February 20, 2025, the February Representative fully exercised the over-allotment option to purchase an additional 195,652 shares of common stock. All of the shares were sold by the Company. The February Offering closed on February 21, 2025. As a result of the over-allotment option being exercised in full, the Company raised approximately $2,645,000 (net of underwriting discounts and commissions of approximately $355,000).

The Company incurred net losses of $2,543,526 and $7,478,629 (after losses attributable to non-controlling interest) for the three and nine months ended March 31, 2025, respectively (net loss of $2,977,667 and $7,372,512 for the three and nine months ended March 31, 2024, respectively). As of March 31, 2025, the Company has shareholders’ equity of $4,943,766, working capital of $542,946, and an accumulated deficit of $59,442,961.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of these unaudited condensed consolidated financial statements. Management believes there is a material risk that the Company’s cash and cash equivalents as of March 31, 2025, of approximately $2.81 million, will be insufficient to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and nine months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on September 18, 2024 (the “2024 Form 10-K”).

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

The functional currency of INBS is the United States dollar. The fluctuations in foreign currency exchange rates resulted in a translation gain of $116,007 and $189,197 for the three and nine months ended March 31, 2025, respectively. The fluctuations in foreign currency exchange rates resulted in a translation loss of $144,026 and $86,909 for the three and nine months ended March 31, 2024, respectively.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management in connection with the preparation of the accompanying unaudited condensed consolidated financial statements include the fair value measurement of and the useful lives of long-lived assets, inventory valuations, the allocation of transaction price among various performance obligations, stock-based compensation, the allowance for credit losses and valuation allowance on deferred tax assets. Actual results could differ from those estimates and any such differences may be material to the unaudited condensed consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s unaudited condensed consolidated financial statements will be affected.

Accounts Receivable and Allowances for Credit Losses

The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonable supportable forecasts. The Company estimates credit losses over the remaining expected life of an asset by, among other things, primarily using historical experience and current economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has recorded allowance for credit losses of $0 and $6,772 as of March 31, 2025 and June 30, 2024, respectively.

Revenue recognition

Revenue from the IFPG segment, see Note 4, relates to the sale of readers, cartridges and other sales, which represents accessories, and is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2025	2024	2025	2024
Sales of goods - cartridges	$442,029	$448,868	$1,278,840	$1,159,876
Sales of goods - readers	165,801	227,361	520,374	752,052
Other sales	121,037	147,571	409,434	472,029
Total revenue	$728,867	$823,800	$2,208,648	$2,383,957

Government support income

Government support income on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2025	2024	2025	2024
Grant income	$37,915	$34,011	$69,607	$112,293
R&D tax refund	135,356	49,831	363,432	234,624
Total government support income	$173,271	$83,842	$433,039	$346,917

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

In November of 2024, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires that an entity disclose, in the notes to financial statements, additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance on the Company’s disclosures.

NOTE 4. SEGMENT INFORMATION

Accounting Standard Codification (ASC) 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers.

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

The IFPG segment accounted for 100% of the Company’s revenue during the three and nine months ended March 31, 2025 and 2024.

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A) Revenue, government support income and net loss

	Three Months Ended March 31, 2025
	IFPG	BPT	Total
Revenue
United Kingdom	$692,156	$-	$692,156
Australia	5,284	-	5,284
Other	31,427	-	31,427
Total Revenue	$728,867	$-	$728,867

Government Support Income
United Kingdom	$51,954	$-	$51,954
Australia	-	121,317	121,317
Total Government Support Income	$51,954	$121,317	$173,271

Total Revenue and Government Support Income	$780,821	$121,317	$902,138

Net Loss	$(846,314)	$(1,704,360)	$(2,550,674)

	Three Months Ended March 31, 2024
	IFPG	BPT	Total
Revenue
United Kingdom	$799,811	$-	$799,811
Australia	8,789	-	8,789
Other	15,200	-	15,200
Total Revenue	$823,800	$-	$823,800

Government Support Income
United Kingdom	$19,767	$-	$19,767
Australia	-	64,075	64,075
Total Government Support Income	$19,767	$64,075	$83,842

Total Revenue and Government Support Income	$843,567	$64,075	$907,642

Net Loss	$(1,083,630)	$(1,903,135)	$(2,986,765)

	Nine Months Ended March 31, 2025
	IFPG	BPT	Total
Revenue
United Kingdom	$2,095,719	$-	$2,095,719
Australia	11,830	-	11,830
Other	101,099	-	101,099
Total Revenue	$2,208,648	$-	$2,208,648

Government Support Income
United Kingdom	$92,381	$-	$92,381
Australia	-	340,658	340,658
Total Government Support Income	$92,381	$340,658	$433,039

Total Revenue and Government Support Income	$2,301,029	$340,658	$2,641,687

Net Loss	$(3,426,522)	$(4,075,748)	$(7,502,270)

	Nine Months Ended March 31, 2024
	IFPG	BPT	Total
Revenue
United Kingdom	$2,210,409	$-	$2,210,409
Australia	33,676	-	33,676
Other	139,872	-	139,872
Total Revenue	$2,383,957	$-	$2,383,957

Government Support Income
United Kingdom	$126,705	$-	$126,705
Australia	-	220,212	220,212
Total Government Support Income	$126,705	$220,212	$346,917

Total Revenue and Government Support Income	$2,510,662	$220,212	$2,730,874

Net Loss	$(2,732,728)	$(4,662,844)	$(7,395,572)

B) Long-lived assets and inventories, net

	As of March 31, 2025
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$3,908,314	$-	$3,908,314
Australia	-	568,882	568,882
Total Long-Lived Assets	$3,908,314	$568,882	$4,477,196

Inventories, net
United Kingdom	$649,886	$-	$649,886
Australia	33,602	-	33,602
Total Inventories	$683,488	$-	$683,488

Total Long-Lived Assets and Inventories, net	$4,591,802	$568,882	$5,160,684

	As of June 30, 2024
	IFPG	BPT	Total
Long-lived assets, net
United Kingdom	$4,626,798	$-	$4,626,798
Australia	-	617,822	617,822
Total Long-Lived Assets	$4,626,798	$617,822	$5,244,620

Inventories, net
United Kingdom	$731,813	$-	$731,813
Australia	45,724	-	45,724
Total Inventories	$777,537	$-	$777,537

Total Long-Lived Assets and Inventories, net	$5,404,335	$617,822	$6,022,157

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	March 31, 2025	June 30, 2024
Accounts receivable	$510,963	$436,476
Allowance for credit losses	-	(6,772)
Accounts receivable, net	$510,963	$429,704

NOTE 6. INVENTORIES, NET

Inventories, net consist of the following:

	March 31, 2025	June 30, 2024
Raw material & work-in-progress	$273,546	$188,693
Finished goods	409,942	588,844
Inventories, net	$683,488	$777,537

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of March 31, 2025:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$739,941	$2,208,370	$3,650,571
Customer relationships	3 years	252,000	36,426	240,355	48,071
Trade names and trademarks	Indefinite	92,000	13,298	-	105,298
Total intangible assets		$5,463,000	$789,665	$2,448,725	$3,803,940

Intangible assets, net consist of the following as of June 30, 2024:

	Weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	$5,119,000	$593,026	$1,559,822	$4,152,204
Customer relationships	3 years	252,000	29,194	164,030	117,164
Trade names and trademarks	Indefinite	92,000	10,658	-	102,658
Total intangible assets		$5,463,000	$632,878	$1,723,852	$4,372,026

Intangibles assets recognized from the acquisition of IFP were allocated to the IFPG operating and reportable segment.

Expenses related to the amortization of intangible assets charged to the condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 was $238,945 and $255,472, respectively.

Expenses related to the amortization of intangible assets charged to the condensed consolidated statements of operations and other comprehensive income (loss) for the nine months ended March 31, 2025 and 2024 was $715,192 and $726,168, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Fiscal year	Amount
Remainder of 2025	$226,844
2026	835,274
2027	811,238
2028	811,238
2029	811,238
Thereafter	202,810
Total	$3,698,642

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

NOTE 9. SHAREHOLDERS’ EQUITY

Warrants

As of March 31, 2025, there were warrants outstanding to purchase 5,516,754 shares of common stock, held by certain shareholders. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

During the nine months ended March 31, 2025, the Company raised approximately $7,939 and issued 794,555 shares of common stock in connection with the exercise of outstanding warrants.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder.

At The Market (ATM) Offering

As a result of the sale of shares of common stock by the Company pursuant to the previously disclosed ATM Agreement between the Company and Ladenburg, the Company has raised approximately $1,621,691 (net of commissions of approximately $50,157 paid to Ladenburg) as of May 9, 2025. Of this amount, the Company raised approximately $1,486,340 (net of commissions of approximately $45,971 paid to Ladenburg) through the sale and issuance of 920,363 shares of Company common stock pursuant to the ATM Agreement during the period between September 18, 2024, through to March 31, 2025. During the three months ended March 31, 2025, the Company raised approximately $809,721 (net of commissions of approximately $25,044 paid to Ladenburg) through the sale and issuance of 481,996 shares of Company common stock pursuant to the ATM Agreement.

February Offering

On February 20, 2025, the Company entered into an underwriting agreement with Ladenburg, as representative (the February Representative) for the underwriters named in Schedule 1 thereto, relating to an underwritten public offering of 1,304,348 shares of the Company’s common stock. The public offering price for each share was $2.00 per share and the February Underwriters agreed to purchase 1,304,348 shares. The Company granted the February Underwriters a 45-day option to purchase an additional 195,652 shares of common stock at the public offering price of $2.00 per share, less the underwriting discounts and commissions. On February 20, 2025, the February Representative fully exercised the over-allotment option to purchase an additional 195,652 shares of common stock. All of the shares were sold by the Company. The February Offering closed on February 21, 2025. As a result of the over-allotment option being exercised in full, the Company raised approximately $2,645,000 (net of underwriting discounts and commissions of approximately $355,000).

Advisory Agreement

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the three and nine months ended March 31, 2025, the Company recognized $12,000 and $36,000, respectively, of expense related to the ClearThink Agreement in the accompanying condensed consolidated statements of operations. The Company issued 4,706 and 23,977 restricted stocks to ClearThink during the three and nine months ended March 31, 2025, respectively.

Stock-based payments under 2019 Stock Incentive Plan

On September 25, 2024, the Company granted its employees 99,500 shares of common stock as compensation. The Company recorded stock compensation expense of $190,045, based on a grant date fair value of $1.91 per share in the accompanying condensed consolidated statement of operations. All shares of common stock granted vested immediately.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities under operating leases expiring in August 2025 and April 2026. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. All of the Company’s leases are accounted for as operating leases. There has been no material change in the Company’s lease commitments during the nine months ended March 31, 2025.

Agreement with CenExel

On August 1, 2024, the Company signed an agreement with CenExel to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $381,204 on completion of certain milestones. As of March 31, 2025, $176,834 remains payable under the agreement, which is disclosed within current liabilities in the balance sheet as “Accounts payable and accrued expenses”.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,543,526)	$(2,977,667)	$(7,478,629)	$(7,372,512)
Basic and diluted net loss per share attributed to common shareholders	$(0.44)	$(1.43)	$(1.59)	$(6.64)
Weighted average number of shares outstanding	5,771,911	2,079,864	4,698,494	1,110,089

The following outstanding warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	As of March 31,
	2025	2024
Warrants	5,516,754	6,841,930

NOTE 12. SUBSEQUENT EVENTS

The Company raised approximately $135,351 (net of commissions of approximately $4,186 paid to Ladenburg) through the sale and issuance of 110,992 shares of common stock between March 31, 2025, through May 9, 2025.

The Company issued 4,892 shares of common stock in connection with the cashless exercise of outstanding warrants between March 31, 2025 through May 9, 2025.

Other than the event noted, no material subsequent events have taken place that require disclosure in these condensed consolidated financial statements noted between March 31, 2025, and the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for fiscal 2024 and our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K.

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

The Company’s current product portfolio includes:

●	Intelligent Fingerprinting Platform: A proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The system comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

●	Biosensor Platform: Under the terms of an Amended and Restated License Agreement dated September 12, 2019 (the “BPT License Agreement”), between the Company and Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”), the Company held an exclusive license in the Asia Pacific Region (“APAC Region”) to the Licensor’s proprietary rights to the biosensor technology (the “Biosensor IP”) used in the biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform”. This platform consists of a small, printable modified organic thin-film transistor strip designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. We refer to products that use the BPT as the “Licensed Products”. This platform technology has the potential to develop a range of Point of Care Tests. We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the Biosensor IP we licensed from LSBD has reverted back to the University of Newcastle (the “University”). Following our ongoing discussions with the University, it is the Company’s understanding that the University cannot finalize licensing of the Biosensor IP until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize licensing arrangements related to the BPT.

Highlights of Achievements

Our major achievements through the three months ended March 31, 2025:

●	On March 31, the Company announced it had integrated Arabic as the second international language to its Intelligent Fingerprinting Drug Screening System as part of the Company’s multilingual upgrade.

●	On March 27, the Company announced it had expanded access to its fingerprint drug testing in Spain and Andorra through a strategic collaboration with Detecto, a division of Spanish distributor MTB Distribuciones Tecnologicas SL.

●	On March 26, the Company announced it had been granted patent in the United States relating to its Intelligent Fingerprinting Drug Screening Cartridge, marking its sixth patent.

●	On January 31, the Company announced plans for a major upgrade to its Intelligent Fingerprinting Drug Screening System. The system upgrade will support multiple languages spoken across North and South America, Europe, Asia Pacific, and the Middle East.

●	On January 28, the Company announced the strengthening of its foothold throughout Europe and the Middle East through its partnership with IVY Diagnostics Srl.

●	The Company secured 35 new accounts throughout the quarter ended March 31, 2025, bringing total active customer accounts to over 450 in 24 countries.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2025 and 2024

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Revenue	$728,867	$823,800	$2,208,648	$2,383,957
Cost of revenue (exclusive of amortization shown separately below)	(387,499)	(645,311)	(1,297,366)	(1,773,889)
Gross profit	341,368	178,489	911,282	610,068

Other income
Government support income	173,271	83,842	433,039	346,917

Operating expenses
Selling, general and administrative expenses	(2,407,558)	(2,425,830)	(6,165,688)	(6,587,934)
Development and regulatory approval expenses	(358,351)	(471,313)	(1,814,047)	(923,712)
Depreciation and amortization	(301,978)	(318,923)	(907,577)	(916,796)
Total operating expenses	(3,067,887)	(3,216,066)	(8,887,312)	(8,428,442)
Loss from operations	(2,553,248)	(2,953,735)	(7,542,991)	(7,471,457)

Other income (expense), net
Interest expense	(15,000)	(42,674)	(50,829)	(112,590)
Realized foreign exchange loss	(113)	(996)	(914)	(1,551)
Fair value gain on revaluation of financial instrument	-	-	-	175,738
Interest income	17,687	10,640	92,464	14,288
Total other income, net	2,574	(33,030)	40,721	75,885
Net loss	(2,550,674)	(2,986,765)	(7,502,270)	(7,395,572)
Net loss attributable to non-controlling interest	(7,148)	(9,098)	(23,641)	(23,060)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,543,526)	$(2,977,667)	$(7,478,629)	$(7,372,512)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	116,007	(144,026)	189,197	(86,909)
Total other comprehensive income (loss)	116,007	(144,026)	189,197	(86,909)
Comprehensive loss	(2,434,667)	(3,130,791)	(7,313,073)	(7,482,481)
Comprehensive loss attributable to non-controlling interest	(7,148)	(9,098)	(23,641)	(23,060)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(2,427,519)	(3,121,693)	(7,289,432)	(7,459,421)

Net loss per share, basic and diluted	$(0.44)	$(1.43)	$(1.59)	$(6.64)
Weighted average shares outstanding, basic and diluted	5,771,911	2,079,864	4,698,494	1,110,089

Revenue

Sales of goods

Revenue from sales of goods decreased by $94,933 to $728,867 from $823,800 for the three months ended March 31, 2025, compared to same period in 2024. This decrease is mainly due to instability in the construction sector which resulted in the lower number of readers being sold during the period.

Revenue from sales of goods decreased by $175,309 to $2,208,648 from $2,383,957 for the nine months ended March 31, 2025, compared to same period in 2024. This decrease is mainly due to instability in the construction sector which resulted in the lower number of readers being sold during the period.

Despite a general decrease in sales due to lower readers sales, the Company managed to increase its gross profit margin as it concentrated its efforts on selling high margin cartridges. Cartridge sales, being consumable and recurring, offers a contribution margin of approximately 90.00% compared to 66.68% for readers. The increase in gross profit is discussed further in the following section.

Revenue from the IFPG segment relates to the sale of readers, cartridges and other sales which represents accessories and is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2025	2024	2025	2024
Sales of goods - cartridges	$442,029	$448,868	$1,278,840	$1,159,876
Sales of goods - readers	165,801	227,361	520,374	752,052
Other sales	121,037	147,571	409,434	472,029
Total revenue	$728,867	$823,800	$2,208,648	$2,383,957

Cost of revenue

Cost of revenue decreased by $257,812 to $387,499 from $645,311 for the three months ended March 31, 2025, compared to same period in 2024. The decrease in cost of revenue is mainly due to a decrease in revenue and enhanced production capacity, which has led to reduced direct labor, direct materials and direct overhead costs.

Cost of revenue decreased by $476,523 to $1,297,366 from $1,773,889 for the nine months ended March 31, 2025, compared to same period in 2024. The decrease in cost of revenue is mainly due to a decrease in revenue and enhanced production capacity, which has led to reduced direct labor, direct materials and direct overhead costs.

The following table shows the composition of cost of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Direct material cost	$195,464	$202,563	$678,604	$750,548
Direct labor cost	186,095	427,768	585,491	949,704
Direct overhead cost	5,940	14,980	33,271	73,637
Total cost of revenue (exclusive of amortization)	$387,499	$645,311	$1,297,366	$1,773,889

Gross profit

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$728,867	$823,800	$2,208,648	$2,383,957
Direct material cost	(195,464)	(202,563)	(678,604)	(750,548)
Direct labor cost	(186,095)	(427,768)	(585,491)	(949,704)
Direct overhead cost	(5,940)	(14,980)	(33,271)	(73,637)
Cost of revenue (exclusive of amortization)	(387,499)	(645,311)	(1,297,366)	(1,773,889)
Gross profit	$341,368	$178,489	$911,282	$610,068
Gross profit margin	46.84%	21.67%	41.26%	25.59%

Gross profit is solely attributable to the IFPG segment. Gross profit increased by $162,879 to $341,368 from $178,489 for the three months ended March 31, 2025, compared to same period in 2024.

Gross profit increased by $301,214 to $911,282 from $610,068 for the nine months ended March 31, 2025, compared to same period in 2024.

The growth in the gross profit margin is mainly due to larger share of our revenue coming from high margin cartridges sales, coupled with enhanced production capacity, which has led to reduced direct labor, direct materials and direct overhead costs. The company continues to improve on its strategic sales mix and operational streamlining thus driving the increased gross profit as noted above.

Contribution margin (non-GAAP)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$728,867	$823,800	$2,208,648	$2,383,957
Direct material cost	(195,464)	(202,563)	(678,604)	(750,548)
Contribution margin (non-GAAP)	$533,403	$621,237	$1,530,044	$1,633,409
Contribution margin % (non-GAAP)	73.18%	75.41%	69.28%	68.52%

Contribution margin (non-GAAP)

Contribution margin, which is a non-GAAP measure of our financial performance, decreased by $87,834 to $533,403 from $621,237 for the three months ended March 31, 2025, compared to same period in 2024. This decrease is primarily due to a decline in the revenue.

Contribution margin decreased by $103,365 to $1,530,044 from $1,633,409 for the nine months ended March 31, 2025, compared to same period in 2024. This decrease is primarily due to a decline in the revenue. However, the contribution margin improved by approximately 0.76%, driven by improved production efficiency and sales mix.

Reconciliation of contribution margin (non-GAAP)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue (GAAP)	$728,867	$823,800	$2,208,648	$2,383,957
Less: Cost of revenue (exclusive of amortization) (GAAP)	(387,499)	(645,311)	(1,297,366)	(1,773,889)
Gross Profit (GAAP)	$341,368	$178,489	$911,282	$610,068
Add: Direct labor cost	186,095	427,768	585,491	949,704
Add: Direct overhead cost	5,940	14,980	33,271	73,637
Contribution margin (non-GAAP)	$533,403	$621,237	$1,530,044	$1,633,409
Contribution margin % (non-GAAP)	73.18%	75.41%	69.28%	68.52%

Government support income

Government support income increased by $89,429 to $173,271 from $83,842 for the three months ended March 31, 2025, compared to same period in 2024. This increase was primarily attributable to the Company’s investment on qualifying research and development expenditures for research and development government subsidies.

Government support income increased by $86,122 to $433,039 from $346,917 for the nine months ended March 31, 2025, compared to same period in 2024. This increase was primarily attributable to the Company’s investment on qualifying research and development expenditures for research and development government subsidies.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $18,272 to $2,407,558 from $2,425,830 for the three months ended March 31, 2025, compared to the same period in 2024. This decrease is primarily due to a decrease in legal, insurance, and general overhead costs offset by an increase in advertising, marketing and travel costs. We anticipate these costs will increase as we continue to expand in new regions.

Selling, general and administrative expenses decreased by $422,246 to $6,165,688 from $6,587,934 for the nine months ended March 31, 2025, compared to the same period in 2024. This decrease is primarily due to a decrease in legal, insurance, and general overhead costs offset by an increase in advertising, marketing and travel costs.

Development and regulatory approval expenses

Development and regulatory approval expenses decreased by $112,962 to $358,351 from $471,313 for the three months ended March 31, 2025, compared to the same period in 2024. This decrease is primarily driven by the timing of engagement of the research partner for R&D.

Development and regulatory approval expenses increased by $890,335 to $1,814,047 from $923,712 for the nine months ended March 31, 2025, compared to the same period in 2024. This increase is primarily driven by the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners required for FDA 510(k) clinical study plan.

During the nine months ended March 31, 2025, the Company partnered with CenExel, a nationwide clinical research site network, and completed a method comparison clinical study on its Intelligent Fingerprinting Drug Screening System, confirming the sensitivity, specificity, accuracy, and usability of the System.

Depreciation and amortization

Depreciation and amortization decreased by $16,945 to $301,978 from $318,923 for the three months ended March 31, 2025, compared to same period in 2024. This decrease is mainly due to the fluctuation in the foreign exchange rate for conversion of the account balances.

Depreciation and amortization decreased by $9,219 to $907,577 from $916,796 for the nine months ended March 31, 2025, compared to same period in 2024. This decrease is mainly due to the fluctuation in the foreign exchange rate for conversion of the account balances.

Other income and expenses

Interest expense

Interest expense decreased by $27,674 to $15,000 from $42,674 for the three months ended March 31, 2025, as compared to the same period in 2024. This decrease was attributable to the reduction of the interest recorded for leased assets and notes payable as the leases are nearing its termination date.

Interest expense decreased by $61,761 to $50,829 from $112,590 for the nine months ended March 31, 2025, as compared to the same period in 2024. This decrease was attributable to the reduction of the interest expense recorded for leased assets and notes payable as the leases are nearing its termination date.

Fair value gain on revaluation of financial instruments

The fair value gain on revaluation of financial instruments decreased by $175,738 to $0 from $175,738 for the nine months ended March 31, 2025, as compared to the same period in 2024. This decrease is due to the revaluation gain on contingent consideration for holdback Series C Preferred Stock resulting from the acquisition of IFP. The holdback Series C Preferred Stock shares were converted into common stock in October 2023. There was no fair value revaluation gain or loss on financial instruments for the three months ended March 31, 2025 and 2024.

Interest income

Interest income increased by $7,047 to $17,687 from $10,640 for the three months ended March 31, 2025, as compared to the same period in 2024. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Interest income increased by $78,176 to $92,464 from $14,288 for the nine months ended March 31, 2025, as compared to the same period in 2024. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Income tax (expense) benefit

There was no income tax expense for both the three and nine months ended March 31, 2025, and 2024, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

Other comprehensive income (loss)

Foreign currency translation gain (loss)

Unrealized foreign currency translation gain increased by $260,033 to a gain of $116,007 from a loss of $144,026 for the three months ended March 31, 2025, compared to the same period in 2024. This is due to the favorable exchange rate calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Unrealized foreign currency translation gain increased by $276,106 to a gain of $189,197 from a loss of $86,909 for the nine months ended March 31, 2025, compared to the same period in 2024. This is due to the favorable exchange rate calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Net loss attributable to INBS

Net loss attributable to the Company decreased by $434,141 to $2,543,526 from $2,977,667 for the three months ended March 31, 2025, compared to the same period in 2024. This decrease is primarily driven by an improved gross profit margin and increase in government support income due to the Company’s investment on qualifying research and development expenditure for research and development government subsidies.

Net loss attributable to the Company increased by $106,117 to $7,478,629 from $7,372,512 for the nine months ended March 31, 2025, compared to the same period in 2024. This increase is primarily driven by the Company’s investment in R & D work through the development and regulatory approval expenses which for the nine months increased by $890,335 to $1,814,047 required for its FDA 510(k) clinical study plan.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, and the incurrence of debt. As of March 31, 2025, we had $2,807,112 in cash and cash equivalents and working capital of $542,946.

At the Market (ATM) Offering - On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock, with an aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a prospectus supplement (the “2025 ATM Supplement”) to the ATM Prospectus (defined below) in connection with the offer, sale, and issuance of additional shares. During the period between September 18, 2024, through to March 31, 2025, the Company raised approximately $1,486,340 (net of commissions of approximately $45,971 paid to Ladenburg) through the sale and issuance of 920,363 shares of Company common stock pursuant to the ATM Agreement. During the three months ended March 31, 2025, the Company raised approximately $809,721 (net of commissions of approximately $25,044 paid to Ladenburg) through the sale and issuance of 481,996 shares of Company common stock pursuant to the ATM Agreement. Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement (the “ATM Prospectus”) filed with the U.S. Securities and Exchange Commission (the “SEC”), dated September 18, 2024, as supplemented by the 2025 ATM Supplement filed with the SEC on March 11, 2025.

February Offering - On February 20, 2025, the Company entered into an underwriting agreement with Ladenburg, as representative (the “February Representative”) for the underwriters named in Schedule 1 thereto (collectively, the “February Underwriters”) relating to an underwritten public offering of 1,304,348 shares of the Company’s common stock. The public offering price for each share was $2.00 per share and the February Underwriters agreed to purchase 1,304,348 shares (the “February Offering”). The Company granted the February Underwriters a 45-day option to purchase an additional 195,652 shares of common stock at the public offering price of $2.00 per share, less the underwriting discounts and commissions. On February 20, 2025, the February Representative fully exercised the over-allotment option to purchase an additional 195,652 shares of common stock. All of the shares were sold by the Company. The February Offering closed on February 21, 2025. As a result of the over-allotment option being exercised in full, the Company raised approximately $2,645,000 (net of underwriting discounts and commissions of approximately $355,000).

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

As of March 31, 2025, and June 30, 2024, we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Ongoing Remediation Plan

Management is committed to continuing the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. We made the following enhancements and continue to make progress to enhance our control environment:

● We added accounting and finance personnel to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations and journal entries that support financial reporting, to provide oversight, structure and reporting lines to provide additional review over our disclosures. We have also commenced the implementation of the new accounting system which aids in reducing these control deficiencies;

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

● We have commenced implementing new accounting system that will enhance our internal controls by improving efficiency, accuracy, and reliability in financial reporting and data management.

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

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of Intelligent Fingerprinting Drug Screening System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of March 31, 2025, of $2,807,112 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The Company has only completed 4 of the 8 agreed-upon milestones set forth in the Company’s grant agreement with the Australian government related to the construction of a manufacturing facility in Australia. Because we were unable to achieve certain agreed-upon milestones for the grant by the prescribed deadline of March 28, 2025, we will be required to refund certain amounts from the grant.

We received Medical Products Priority Grant funding from the Australian government in June 2021 as contributions towards establishing a high-tech manufacturing facility in Australia. Amounts under this grant were paid to the Company based upon timelines and updates. On April 16, 2024, the Australian government extended the deadline to complete the project to March 28, 2025, with certain modifications in project costs. Since we were unable to achieve the balance of the agreed-upon milestones for the grant by the prescribed deadline of March 28, 2025, we will be required to refund certain amounts from the grant after agreed upon adjustments and terms to be finalized after the prescribed deadline. The accounting policy for the treatment of these grants is to treat the proceeds received as a liability and deduct qualifying expenditure from this liability. Accordingly, the maximum to be refunded to the Australian government is disclosed under liabilities in the balance sheet as “Current portion of deferred grant income”. The balance of this liability in the balance sheet as of March 31, 2025, is $2,278,681.

As a result of the liquidation of Life Science Biosensor Diagnostics Pty Ltd (LSBD) and the intellectual property rights licensed by the Company from LSBD (the Biosensor IP) reverting back to the University of Newcastle, there is a risk of extended delays in negotiating the terms of licensing the Biosensor IP with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT or Licensed Products.

We are party to the BPT License Agreement with LSBD, pursuant to which, among other things, the Company licenses from LSBD certain intellectual property related to the biosensor technology used in the Biosensor Platform, which we refer to as the Biosensor IP. The Company also holds a 50% interest in BiosensX (North America) Inc., which has exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the biosensor technology and the glucose/diabetes management field in the United States, Mexico and Canada.

We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the Biosensor IP has reverted back to the University of Newcastle. Following our ongoing discussions with the University, it is the Company’s understanding that the University cannot finalize licensing of the Biosensor IP until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize licensing arrangements related to the BPT.

Accordingly, there is an inherent risk of extended delays in negotiating the terms of licensing the Biosensor IP with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT or Licensed Products.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Representative Warrant. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).
10.1	Underwriting Agreement, dated February 20, 2025, between Intelligent Bio Solutions Inc. and Ladenburg Thalmann & Co. Inc. as the representative of the several underwriters named therein. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	May 13, 2025	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	May 13, 2025	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

