Form 10-K
period 2025-06-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2025-08-15
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the Common Stock (based on the closing price of these shares on the Nasdaq Stock Market) on December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates, was $6,585,683.

As of August 12, 2025, there were 8,979,152 of the registrant’s Common Stock issued and outstanding.

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

Our Testing Platforms

Intelligent Fingerprinting Platform: The Company’s current active product is the Intelligent Fingerprinting Platform, which consists of the proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The IFP System comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, mining, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

We plan to bring the IFP System to new markets and grow within existing markets concentrating on:

●	increasing market share across the United Kingdom and mainland Europe;
●	commencing sales and distribution throughout Australia, New Zealand and other countries in the Asia Pacific Region (“APAC Region”), and establishing the infrastructure and satisfying the regulatory requirements needed to do so;
●	continue to work on 510(k) pre-market notification submitted on December 2024 for expansion into United States markets that require FDA clearance, followed by the planned initial launch of our opiate test system for codeine and then for additional drugs following such additional FDA clearance as may be required;
●	initiating research aimed at broadening the capabilities of the IFP System to test for additional drugs and indications, facilitating the expansion of the platform into point-of-care medical testing;
●	expanding the IFP System into new customer segments, including major sporting organizations, law enforcement, and commercial airlines; and
●	developing a strategic network of distributors with established customer bases throughout the APAC Region, Europe and North America to distribute the IFP Products.

Biosensor Platform: Under the terms of an Amended and Restated License Agreement dated September 12, 2019 (the “BPT License Agreement”), between the Company and Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”), the Company held an exclusive license in the Asia Pacific Region (“APAC Region”) to the Licensor’s proprietary rights to the biosensor technology (the “Biosensor IP”) used in the biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform”. This platform consists of a small, printable modified organic thin-film transistor strip designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. We refer to products that use the BPT as the “Licensed Products”. This platform technology has the potential to develop a range of Point of Care Tests. We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the Biosensor IP we licensed from LSBD has reverted back to the University of Newcastle. Following our ongoing discussions with the University, it is the Company’s understanding that the University of Newcastle cannot finalize licensing of the Biosensor IP until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize licensing arrangements related to the BPT. For more information regarding our licensing agreements with LSBD, see “Item 1. Business - Technology License Agreements.”

Reportable Segments

The businesses discussed in this Annual Report on Form 10-K reflect the reportable segments that existed through the fiscal year ended June 30, 2025. Effective June 30, 2025, we revised our reportable segments to a region-focused structure, aligning with changes in our business and organizational structure. This transition was driven by several key developments, including the end of a project for the construction of a manufacturing facility in Australia during the fourth fiscal quarter and decision by management to not pursue the BPT any further on until the liquidation of the LSBD is complete following the reversion of intellectual property rights (BPT related) to the University of Newcastle after the liquidation of the former licensor. These events prompted a reassessment of the Company’s operating model and strategic priorities, resulting in the adoption of a region-based segment reporting structure that better aligns with the geographic focus of the business and how management evaluates performance and allocates resources.

Our new reportable segments are: (i) United Kingdom; (ii) Asia Pacific (APAC); (iii) Americas; and (iv) Rest of World. These new reportable segments reflect how the Company is currently managed and correspond to the manner in which financial information is reviewed by our Chief Operating Decision Maker (CODM) for resource allocation and performance assessment.

Historical segment reporting, which was based on products—(i) Commercially Available Intelligent Fingerprinting Products (“IFPG” or “IFPG segment”), and (ii) Development-Stage Biosensor Platform Technology (“BPT segment”)—has been recast in this filing to reflect the new structure.

Note 4, “Segment Reporting”, in the Notes to Consolidated Financial Statements included in Item 8 of this report provides information on revenue, government support income, net income (loss), long-lived assets, and inventory by our revised segments.

Highlights of Achievements and Developments

Our major highlights of achievements for the fiscal year 2025:

●

As of June 30, 2025, the Company had a cash balance of approximately $1.02 million after raising approximately $4.60 million throughout the fiscal year (after deducting fees, discounts, closing costs, and other expenses payable by the Company) through an underwritten public offering and an At-the-Market (ATM) offering in accordance with an effective shelf registration on Form S-3.

●	On May 06, 2025, the Company announced the launch of three new localized websites in Arabic, Italian, and Spanish. This rollout supports the Company’s global growth plans and international sales expansion by opening digital and commercial access to some of the world’s fastest-growing, high-demand regions for workplace safety and compliance solutions.

●

On April 22, 2025, the Company announced the integration of Latin American Spanish into its IFP System. The enhancement allows users to operate the IFP System in English, Arabic, and Latin American Spanish, extending the platform’s usability across diverse international settings.

●	On March 31, 2025, the Company announced the integration of Arabic as the second international language to its IFP System as part of the Company’s multilingual upgrade.

●	On March 26, 2025, the Company announced it had been granted a patent in the United States (U.S.) relating to its Intelligent Fingerprinting Drug Screening Cartridge. This is the Company’s sixth active patent to be granted in the U.S., strengthening the protection of its unique and proprietary drug screening technology.

●

On January 31, 2025, the Company announced plans for a major upgrade to its IFP System. The system upgrade will support multiple languages spoken across North and South America, Europe, Asia Pacific, and the Middle East.

●	On December 18, 2024, the Company announced the submission of its 510(k) premarket notification to the U.S. Food and Drug Administration (FDA) for clearance following FDA review of its IFP System.

●

On November 26, 2024, the Company announced the successful completion of its method comparison study on its IFP System. The method comparison study confirmed the sensitivity, specificity, accuracy, and usability of the System, validating its potential for use in workplace drug testing and other applications. The method comparison study demonstrated 82.2% sensitivity, 100% specificity, and 94.1% accuracy for the IFP System.

●	On November 13, 2024, the Company announced strong initial results from its Pharmacokinetic (PK) study required for its FDA 510(k) submission. The data from the PK study showed that fingerprint sweat mimics the rate and extent of codeine in blood and saliva. The study successfully demonstrated that fingerprint sweat provides a reliable sample matrix for drug detection, showing quantitative PK data closely aligned to blood, based on statistical comparisons made at the 95% confidence level.

●	On October 9, 2024, the Company announced a new distribution partnership with Spirit Group, an Australian, Indigenous-owned marketing and consulting agency, with prominent clients across a wide range of industries, including mining, transportation, and construction.

●	On August 21, 2024, the Company announced the installation of over 1,000 Intelligent Fingerprinting Drug Screening Readers with customers as of June 30, 2024, a significant milestone for the Company, underscoring the growing demand for its advanced drug screening technology.

●	On July 24, 2024, the Company announced a new distribution partnership with QabasTech as its exclusive distributor in Saudi Arabia.

●

On July 18, 2024, the Company announced the successful completion of biocompatibility testing of its IFP System, a pivotal phase in the clinical study plan required for FDA 510(k) regulatory clearance. The Company confirmed that all materials used in its system, including the Drug Screening Cartridge, Confirmatory Cartridge, and the DSR-Plus Reader, are safe for use in medical devices.

●	The Company added 115 new customer accounts throughout the fiscal year 2025.

Our Products

Intelligent Fingerprinting Drug Screening System

Our wholly owned subsidiary, Intelligent Fingerprinting Limited (IFP), is the developer and owner of our proprietary and commercially available portable drug screening system designed to detect common drugs of abuse through fingerprint sweat. The IFP System consists of a small, tamper-evident drug screening cartridge that collects ten fingerprint sweat samples, which are then analyzed in a portable handheld reader for precise on-screen results in minutes. This system eliminates the need for invasive and unpleasant urine, saliva, or blood collection to test for substance abuse. The ten samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. The IFP System is currently designed to detect opioids, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. In addition, samples collected via confirmatory kits can be sent to a third-party laboratory service provider for confirmation testing.

Intelligent Fingerprinting Drug Screening System Functionality

The IFP System consists of single-use, tamper-evident Intelligent Fingerprinting Cartridges for sample collection and the portable Intelligent Fingerprinting DSR-Plus portable analysis unit. The cartridge is inserted into a reader, and within 10 minutes, the results are displayed, with options to print and save anonymized data for further use. Results can also be downloaded to a computer and be used for, among other things, and to the extent legally permissible, integration with employee medical records or for general statistical analysis. Results can also be downloaded to a computer and be used for, among other things, and to the extent legally permissible, integration with employee medical records or for general statistical analysis.

History and Background of the Intelligent Fingerprinting Drug Screening System

Founded in 2007, IFP is a spin-out company from the University of East Anglia (UEA) and is based in Cambridge, England. IFP developed and commercialized the patented Intelligent Fingerprinting DSR-Plus Reader and Cartridge system, which has been predominantly sold in the United Kingdom, mainland Europe and the Middle East. IFP continues to manufacture the cartridges for the IFP System in its factory in Cambridge, England.

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

Our R&D, manufacturing facilities and operations for drug screening products must also adhere to stringent quality criteria, complying with ISO 13485 for In Vitro Diagnostic Devices and Medical Devices, as well as ISO 9001. We have quality and regulatory oversight of our sub-contracted reference laboratories, where our methodology is accredited by the United Kingdom Accreditation Service (UKAS), ensuring that the laboratory operates according to the ISO 17025 standard.

Australia: While we are already permitted to sell the IFP System as a drug screening device in Australia, we have obtained accreditation from NATA (National Association of Testing Authorities, Australia).

We have partnered with Racing Analytical Services Limited (RASL), one of Australia’s largest independent drug testing laboratories, to provide confirmation tests for our drug screening solutions.

United States of America: We are currently navigating our regulatory pathway in the United States as we seek approval to sell the IFP System in the United States. We completed a 510(k) submission in December 2024, and remain focused on securing FDA 510(k) clearance for the IFP System’s opiate test system for codeine in the U.S., which will enable broader use beyond current Forensic Use Only settings. Additionally, we must identify potential laboratory partners for further certifications and studies that may be necessary. In fiscal 2025, the Company advanced its regulatory strategy through increased engagement with regulatory consultants, refined clinical study design, and the generation of new scientific and clinical data to support its submission. We anticipate that obtaining FDA clearance will benefit entry into other regions of the world.

Other Regions: Distributors in other countries and jurisdictions will be responsible for obtaining all necessary approvals within their respective territories.

Manufacturing

The equipment and facilities required to produce the Intelligent Fingerprinting Drug Screening Cartridge and DSR-Plus Reader are in place at our manufacturing facility in Cambridge, UK, which is used for fabrication and quality control. The facility operates a Quality Management System that complies with the requirements of ISO 13486 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology; design, development, manufacture, distribution, servicing and supply of devices for collection of fingerprint samples used to detect drugs of abuse; and the design, development, manufacture, distribution, servicing and supply of in vitro diagnostic kits for the detection of viral infection antigens in human saliva and anterior nares samples. The facility further operates a quality management system that complies with the requirements of ISO 9001 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology and the design, development, manufacture, distribution, servicing, and supply of devices for collection of fingerprint samples used to detect drugs of abuse.

Distribution and Sales

We currently serve over 450 small to medium-sized businesses, primarily located in the United Kingdom, with additional customers across various global locations. We intend to expand our customer base by strengthening our presence in existing markets and, subject to receiving necessary regulatory approvals and clearances, venture into new regions. We will tailor our strategy to the targeted region, establishing direct sales and marketing teams or utilizing distribution networks. In some cases, a combination of these strategies may be appropriate.

Distributors: Through buy-sell agreements, distributors will purchase the IFP Products and resell them to customers. These distributors can be exclusive or non-exclusive, depending on the agreed arrangement. We plan to focus on distributors with existing customer networks in the drug screening segment and a proven track record in their territories. We also plan to utilize exclusive distributors who will be the sole providers within certain defined territories and will need to satisfy certain minimum quarterly purchase requirements.

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

Australia: We utilize a third-party sales agency under the direction of the Vice President of Global Sales. The agency’s primary area of focus is the east coast of Australia, comprising approximately 72% of the country’s population. The agency’s team utilizes their extensive network of existing contacts and relationships to introduce the IFP products through in-person demonstrations. We also intend to utilize distributor partnerships to cover regions such as Western Australia, South Australia, and more remote areas.

United States: During our 510(k) premarket submission and subject to receiving appropriate approvals/clearance from the FDA, we plan to appoint a dedicated distribution leader to spearhead market entry strategies by identifying and selecting distributors and partners. Our focus will be identifying distributors and partners already operating within the U.S. drug screening market.

European Expansion: We will appoint a dedicated European representative to identify, negotiate, and sign distributor agreements and maximize sales in target territories.

Expanding into the Middle East and Africa (“MEA”): Our Vice President of Global Sales and the dedicated European representative will initially manage MEA operations. Depending on market opportunities and sales volume, the Company may appoint a dedicated distribution leader for MEA operations at a later stage.

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

Point of Care / Rapid Diagnostics Market

According to the Point of Care/Rapid Diagnostics Market report by MarketsandMarkets1, the global Point of Care (POC) diagnostics market was valued at $45.36 billion in 2022 and is projected to reach $75.46 billion by 2027, at a compound annual growth rate (CAGR) of 10.7%. Growth is largely driven by increasing decentralization in healthcare, demand for faster diagnostic turnaround, and rising adoption of lateral flow assays, particularly in home care and workplace environments. Notably, the lateral flow assays segment accounted for the largest share of the market in 2021 and is projected to grow from $28.76 billion in 2022 to $47.37 billion by 2027, at a CAGR of 10.5%. This technology continues to dominate due to its speed, ease of use, and portability.

Within this broader landscape, drug screening has emerged as a high-growth category. Our fingerprint sweat-based drug screening technology leverages lateral flow technology, aligning it directly with this high-growth segment. A 2024 MarketsandMarkets report estimates the global drug screening market will reach $19.5 billion by 2029, growing at a CAGR of 16.6%1. In the employer and workplace drug testing segment, Grand View Research estimates the global market size at $5.90 billion in 2023, with an expected CAGR of 4.5% from 2024 to 2030, reaching approximately $7.96 billion by 20302. Specifically, in the United States, the employer and workplace drug testing market was valued at $2.47 billion in 2023 and is projected to grow at a CAGR of 5.1% from 2024 to 20303.

These trends support our mission to provide reliable, scalable, and dignified fingerprint sweat-based drug testing solutions offering a strategic fit with growing demand for on-site, non-invasive screening in safety-critical industries. We also intend to expand into adjacent areas of medical diagnostics by leveraging its core lateral flow platform technology and technical capabilities. This strategic focus aims to unlock broader healthcare applications and deliver a differentiated alternative to conventional testing methodologies, offering greater speed, accessibility, and efficiency.

There are four primary categories of recreational drugs: analgesics, depressants, stimulants, and hallucinogens. Analgesics include narcotics like heroin, morphine, fentanyl, and codeine. Depressants include alcohol, barbiturates, benzodiazepines, and nicotine. Stimulants include cocaine, methamphetamine, and ecstasy (MDMA). Hallucinogens include LSD, psilocybin and ketamine.

According to the 2024 World Drug Report published by the United Nations Office on Drugs and Crime, the emergence of new synthetic opioids and a record supply and demand of other drugs has compounded the impacts of the world drug problem, leading to a rise in drug use disorders and environmental harms. Approximately 292 million people used drugs worldwide in 2022, a 20% increase over the previous decade. Cannabis remains the world’s most used drug, with 228 million users. Opioid use remains a major concern, with 60 million users, followed by amphetamines (30 million users), cocaine (23.5 million users), and ecstasy (20 million users). Nitazenes, a group of synthetic opioids which can be even more potent than fentanyl, have recently emerged in several high-income countries, resulting in an increase in overdose deaths. Though an estimated 64 million people worldwide suffer from drug use disorders, only one in 11 is in treatment4.

According to the 2022 National Survey on Drug Use and Health (NSDUH), approximately 54.6 million people aged 12 or older in the U.S. needed substance use treatment in 2022. Of those, only 13.1 million received any form of treatment5. To address this treatment gap, the White House’s 2024 National Drug Control Strategy Performance Review highlights more than $82 billion in federal investments in treatment and harm reduction services6.

1 MarketsandMarkets 2024, Drug & Alcohol Screening Market by Product, Sample Type, End User & Region – Global Forecast to 2029, available at: https://www.marketsandmarkets.com/Market-Reports/drug-alcohol-screening-market-162987773.html.

2 Grand View Research 2024, Employer and Workplace Drug Testing Market Size, Share & Trends Analysis Report By Services, By Sample Type, By End-use, By Region, And Segment Forecasts, 2024 - 2030, available at: https://www.grandviewresearch.com/industry-analysis/employer-workplace-drug-testing-market-report.

3 Grand View Research 2024, U.S. Employer and Workplace Drug Testing Market Size, Share & Trends Analysis Report By Services, By Sample Type, By End-use, By Region, And Segment Forecasts, 2024 - 2030, available at: https://www.grandviewresearch.com/industry-analysis/us-employer-workplace-drug-testing-market-report.

4 United Nations Office on Drugs and Crime (UNODC) 2024, UNODC World Drug Report 2024: Harms of world drug problem continue to mount amid expansions in drug use and markets, available at: https://www.unodc.org/unodc/en/press/releases/2024/June/unodc-world-drug-report-2024_-harms-of-world-drug-problem-continue-to-mount-amid-expansions-in-drug-use-and-markets.html.

5 Substance Abuse and Mental Health Services Administration (SAMHSA) 2023, 2022 National Survey on Drug Use and Health (NSDUH) National Report, U.S. Department of Health and Human Services, Center for Behavioral Health Statistics and Quality, available at: https://www.samhsa.gov/data/sites/default/files/reports/rpt42731/2022-nsduh-nnr.pdf.

6 Executive Office of the President, Office of National Drug Control Policy (ONDCP) 2024, National Drug Control Strategy: Performance Review System Report, December 2024, The White House, Washington, D.C., available at: https://www.whitehouse.gov/wp-content/uploads/2024/04/ONDCP_NDCS-2024-Performance-Review-System-Report_Final.pdf.

Intellectual Property

The following patents are owned by IFP.

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

US (US 12259385)

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

UK (GB 2528654)

Germany (via Europe) (DE 602015039053.9)

France (via Europe) (EP(FR) 3171847)

UK (via Europe) (EP(GB) 3171847)

Netherlands (via Europe) (EP(NL) 3171847)

Australia (AU 2015293654)

US (US 10675222)

	The medication dispenser family - is directed to a reagent cartridge that is not used in the commercial product.	This family was filed in 2014 and is estimated to expire in 2034-2035.

UK (GB 2552823) Europe (EP 17752467.5) (Pending)	The project ridgeway family is directed to a waveguide device that is not used in the commercial product.	This family was filed in 2016 and is estimated to expire in 2036-2037.

UK (GB 2570944) Europe (EP 19707068.3) (Pending)	The ecosystem family is directed to a method for chemical analysis that is not used in the commercial product	This family was filed in 2019 and is estimated to expire in 2039.

UK (GB 2570945) Europe (EP 19707069.1)	The project ridgeway with calibration family is directed to an improved waveguide device that is not used in the commercial product	This family was filed in 2018 and is estimated to expire in 2038-2039.

UK (GB 2577237)	The project matchbox family is directed to a method for quantifying a skinprint that is not used in the commercial product.	This family was filed in 2018 and is estimated to expire in 2038.

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

The table below compares the IFP System to other drug testing systems:

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

Technology License Agreements

We had entered into following technology license agreements with LSBD, which is now in liquidation:

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

BPT License Agreement

Under the terms of the BPT License Agreement we held an exclusive license in the APAC Region to the LSBD’s proprietary rights to the biosensor technology used in the biosensor platform we refer to as the Biosensor Platform Technology (BPT), or simply the “Biosensor Platform.” This platform consists of a small, printable modified organic thin-film transistor strip designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. This platform technology has the potential to develop a range of Point of Care Tests.

We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the intellectual property (IP) rights we licensed from LSBD have reverted back to the University of Newcastle. Following our ongoing discussions with the University of Newcastle, it is the Company’s understanding that the University of Newcastle cannot finalize licensing of the proprietary rights related to the BPT until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of any license terms until this occurs.

COV2 License Agreement

On June 23, 2020, we entered into a COV2 License Agreement, with LSBD. The COV2 License Agreement sets forth our contractual rights and responsibilities relating to the COV2 Products. The “COV2 Products” include: (i) a biosensor strip for antibodies against SARS-CoV-2; (ii) a proprietary smartphone application for the purpose reading, storing, analyzing and providing patient support programs for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2); and/or (iii) a dedicated sensor strip reading device for any one or more of the indicators for the purpose of measuring the amount or concentration of immunoglobulins (IgG, IgM, IgA) specific to severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). Under the COV2 License Agreement, the Licensor granted to us an exclusive worldwide license to Licensor’s proprietary rights to the biosensor technology used in the COV2 Products.

We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the intellectual property (IP) rights we licensed from LSBD have reverted back to the University of Newcastle. Following our ongoing discussions with the University of Newcastle, it is the Company’s understanding that the University of Newcastle cannot finalize licensing of the proprietary rights related to COV2 Products until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of any license terms until this occurs.

Intellectual Property

Our biosensor business is dependent on the proprietary biosensor technology we licensed from LSBD. The original patent application, which claims a priority date of March 2012, has been granted in the United States (9,766,199) and China (ZL201380022888.2). A second patent application for a different iteration of the device design has been filed with a priority date of June 2016 and is granted in the United States (10,978,653) and Australia (2016412541). A third patent application for a further iteration of the device has been filed with a priority date of May 15, 2018. Further patents may yet be issued based on all three applications.

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

We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the intellectual property (IP) rights we licensed from LSBD have reverted back to the University of Newcastle. Following our ongoing discussions with the University of Newcastle, it is the Company’s understanding that the University of Newcastle cannot finalize licensing of the proprietary rights related to the BPT until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of any license terms until this occurs.

We intend to vigorously protect our intellectual property rights for any technologies owned through patents and copyrights, both in the United States and internationally. Additionally, we plan to leverage trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. We intend to protect its proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to proprietary information. We will generally require employees to assign patents and other intellectual property to it as a condition of employment. All consulting agreements will pre-emptively assign all new and improved intellectual property that arise during the term of the agreement to the Company. In addition, we may license additional technologies from third parties. Prior to any further acquisition or licensing of technology from a third party, the Company will evaluate the existing proprietary rights, its ability to obtain and protect these rights, and the likelihood or possibility of infringement upon competing rights of others.

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

Human Capital

As of August 14, 2025, we have 14 full-time employees in Australia and 2 in the United States. Our subsidiary, IFP, has 37 full time and 2 part time employees in the United Kingdom.

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

Legal Proceedings

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding that we believe is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

Available Information

Our website is www.ibs.inc. We make available, free of charge, on our investor website, https://investors.ibs.inc, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

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

●	We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2025.

●	We have incurred significant losses since inception and continue to incur losses, and we may not be able to achieve significant revenues or profitability.

●	We rely on third parties to perform certain confirmatory tests for our IFP System.

●	We depend on a limited number of single-source suppliers to manufacture certain components of IFP System, which makes us vulnerable to supply shortages and price fluctuations.

●	Our results may be impacted by changes in foreign currency exchange rates.

●	If we fail to retain marketing and sales personnel, or if we fail to increase our marketing and sales capabilities as we grow, or if we fail to develop broad awareness of our products in a cost-effective manner, we may not be able to generate revenue growth.

●	Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales which we may not be able to achieve.

●	We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the IFP products in full compliance with applicable laws, our operating results and business may suffer.

●	If third-party payors do not provide coverage and reimbursement for the use of the IFP products, our business and prospects may be negatively impacted.

●	Non-United States governments often impose strict price controls, which may adversely affect our future profitability.

●	The IFP System, including its software and systems, may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.

●	If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.

●	If we or our manufacturers fail to comply with applicable regulatory quality system regulations or any applicable equivalent regulations, our proposed operations could be interrupted, and our operating results may be negatively impacted.

●	We may be subject to healthcare laws and regulations which, if violated, could subject us to substantial penalties.

●	Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the IFP System.

●	If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

●	Changes to U.S. tax laws under the One Big Beautiful Bill Act and potential changes to tariff policies could adversely affect our business, financial condition, and results of operations.

●	The regulatory clearance/approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for any product launch by the Company of the IFP products in certain jurisdiction or our any future product.

●	Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory clearance or approval.

●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our business plan.

●	We are subject to the risk of reliance on third parties to conduct our clinical evaluation work, their inability to comply with good clinical practice and relevant regulation could adversely affect the clinical development of our product candidates and harm our business.

●	Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.

●	We may be unable to protect or enforce our intellectual property rights, including those licensed to us, which could impair our competitive position.

●	We have limited foreign intellectual property rights and may not be able to protect those intellectual property rights, which means that we may not be able to prevent third parties from practicing our inventions or from selling or importing products made using those inventions.

●	We may be subject to claims challenging the invention of the intellectual property that we use.

●	Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad. If we fail to obtain and maintain necessary regulatory approvals current IFP products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations.

●	Compliance with environmental laws and regulations could be expensive, and the failure to comply with these laws and regulations could subject us to significant liability.

●	If we or our suppliers fail to comply with The United Kingdom Accreditation Services (UKAS), FDA’s Quality System Regulation (QSR) and CE (European Conformity) Markings and other relevant regulations regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

●	The Company may not be able to repay the liability to the Australian Government on time.

●

If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to trade in our securities.

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

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of IFP System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of June 30, 2025, of $1,019,909 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its consolidated financial statements for the year ended June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2025.

The report from our independent registered public accounting firm for the year ended June 30, 2025, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the audited financial statements were issued. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or if at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or if at all.

We are subject to the risks associated with new businesses generally.

We were formed in December 2016 as a new business with a plan to commercialize our licensed technology related to the Biosensor Platform. Our limited operating history may not be adequate to enable you to fully assess our ability to develop and market the products currently in our pipeline, including those related to our Intelligent Fingerprinting Platform. Our efforts to date have related to the organization and formation of our company, strategic planning, product research and development and preparation for commencing regulatory trials. We acquired IFP in October 2022, which generates minimal revenue. Prior to the acquisition of IFP, the Company’s operations generated no revenue other than income classified as governmental support income received in connection with grants from the Australian Government. As at the date of this filing, the revenue generated from the sales of IFP products is not enough to cover our operational costs. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business focused on the development and sale of new medical devices and related software applications. As a result, we may be unable to further develop, obtain regulatory approval for, manufacture, market, sell and derive revenues from the other products in our pipeline, and our inability to do so would materially and adversely impact our business. In addition, we still must optimize many functions necessary to operate a business, including expanding our managerial, personnel and administrative structure, continuing product research and development, and assessing and commencing our marketing activities.

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

Since our inception, we have engaged primarily in development activities. We have financed our operations primarily though proceeds from public offerings and private placements of equity securities, existing trade and shareholder financing arrangements, and the incurrence of debt and have incurred losses since inception, including a net loss of $10,156,759 for the fiscal year ended June 30, 2024 and a net loss of $10,568,733 for the fiscal year ended June 30, 2025. We do not know whether or when we will become profitable.

Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development process of our products, including regulatory approvals, and achieve substantial acceptance in the marketplace for our existing IFP products. We may be unable to achieve any or all of these goals.

We rely on third parties to perform certain confirmatory tests for our IFP System.

We rely on third-party service providers to analyze samples collected from our confirmatory kit of the IFP System. We contract with third-party laboratory service provider to perform confirmation testing on the samples collected. This service is critical and there are relatively few alternatives. These third-party service providers may be unwilling or unable to provide the necessary services reliably and at the levels we anticipate or that are required by the market. While these third-party service providers have generally met our demand for their services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their services or our service providers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change service providers for any reason, including due to any change in or termination of our relationships with these third parties, we may lose sales, experience delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or if at all.

We depend on a limited number of single-source suppliers to manufacture certain components of IFP System, which makes us vulnerable to supply shortages and price fluctuations that could negatively affect our business, financial condition and results of operations.

We rely on single-source suppliers for certain components of our IFP System and materials for our other current products. These components and materials are critical and there are no or relatively few alternative sources of supply. These single-source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products or our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change suppliers due to any change in or termination of our relationships with these third parties, or if our suppliers are unable to obtain the materials, they need to produce our products at consistent prices or at all, we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

Our results may be impacted by changes in foreign currency exchange rates.

Except for limited Forensic Use Only sales, all of our sales are outside of the United States, and a majority of those are denominated in foreign currencies, which exposes us to foreign currency risks, including changes in currency exchange rates. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.

If we fail to retain marketing and sales personnel, or if we fail to increase our marketing and sales capabilities as we grow, or if we fail to develop broad awareness of our products in a cost-effective manner, we may not be able to generate revenue growth.

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

Our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs, as we plan to further plan to expand our geographical reach especially in the APAC Region and the North America region. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our products in a cost-effective manner is critical to achieving broad acceptance of our products and expanding domestically and internationally.

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

If our facilities become damaged or inoperable, we will be unable to continue to research, develop and supply our products which could negatively affect our business, financial condition and results of operations until we are able to secure a new facility and rebuild our inventory.

We do not have redundant facilities. We perform substantially all of our manufacturing, research and development and back office activity for our IFP products in a single location at our Cambridge facility in the United Kingdom. We store our finished goods inventory at the same facility. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facilities could be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time for the IFP System. The inability to perform those activities, combined with the time it may take to rebuild our manufacturing capabilities, inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

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

We may be faced with lengthy and unpredictable customer evaluation and approval processes associated with our products. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of our products, which may not result in revenue generation for those products. We must also obtain regulatory clearance or approvals our products in the respective jurisdiction, which is subject to risk and potential delays, and may actually occur. The same risks apply to other tests we may develop based on the IFP System. As such, we cannot accurately predict the volume, if any, or timing of any future sales.

.

We expect to rely in part on third-party distributors to effectively distribute our products, if our distributors fail to effectively market and sell the IFP products in full compliance with applicable laws, our operating results and business may suffer.

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

We intend to engage in conventional marketing strategies and also may utilize online and digital marketing in order to create awareness of the IFP products. Our management believes that using a wide variety of marketing strategies, including online advertisement and a variety of other pay-for-performance methods may be effective for marketing and generating sales of the IFP products, as opposed to relying exclusively on traditional, expensive retail channels. In any event, there is a risk that any or all of our marketing strategies could fail. We cannot predict whether the use of traditional and/or non-traditional retail sales tools, in combination with reliance on healthcare providers to educate our customers about the IFP products, will be successful in effectively marketing the IFP products. The failure of our marketing efforts could negatively impact our ability to generate sales.

As we intend to conduct business internationally, we are susceptible to risks associated with international relationships, which could adversely impact our results of operations and financial condition.

We expect to market, promote and sell our products globally. The international nature of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In addition, doing business with foreign customers subjects us to additional risks that companies do not generally face if they operate exclusively within a single jurisdiction. These risks and uncertainties include:

●	different regulatory requirements for medical product approvals in foreign countries;

●	different standards of care in various countries that could complicate the evaluation of our product candidates;

●	different medical product import and export rules;

●	different labor laws;

●	reduced protection for intellectual property rights in certain countries;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	different reimbursement systems and different competitive medical products;

●	localization of products and services, including translation of foreign languages;

●	delivery, logistics and storage costs;

●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	difficulties providing customer services;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	compliance with the Foreign Corrupt Practices Act, or the “FCPA,” and other anti-corruption and anti-bribery laws;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	restrictions on the repatriation of earnings;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability resulting from development work conducted by third-party foreign distributors; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, management, communication and integration problems resulting from cultural differences and geographic dispersion.

The occurrence of any or all of these risks could adversely affect our business. In the event that we are unable to manage the complications associated with international operations, our results of operations, financial condition and business prospects could be materially and adversely affected.

If third-party payors do not provide coverage and reimbursement for the use of the IFP products, our business and prospects may be negatively impacted.

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in certain countries, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. For example, no government in the areas where we market the IFP System has approved reimbursement of the IFP System. If sufficient coverage and reimbursement is not available for our current or future products, in any country where our license operates, the demand for our products and our revenues will be adversely affected.

Non-United States governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market and expand the IFP products offerings in the APAC region. If we obtain approval for IFP products in one or more of the jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, pricing may be subject to governmental control under certain circumstances, which may vary country by country. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of requisite marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical evaluation that compares the cost-effectiveness of our product to other available products. If reimbursement of our products or product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability. Price controls may reduce prices to levels significantly below those that would prevail in less regulated markets or limit the volume of products which may be sold, either of which may have a material and adverse effect on potential revenues from sales of the IFP products. Moreover, the process and timing for the implementation of price restrictions is unpredictable, which may cause potential revenues from the sales of the IFP products to fluctuate from period to period.

The IFP System, including its software and systems, may contain undetected errors, which could limit our ability to provide our products and services and diminish the attractiveness of our service offerings.

The IFP System may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or systems, or our products, software or systems may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products and services, impair the reputation of our brand and diminish the attractiveness of our product and service offerings to our customers. In addition, we may utilize third-party technology or components in our products, and we rely on those third parties to provide support services to us. The existence of errors, defects or bugs in third-party technology or components, or the failure of those third parties to provide necessary support services to us, could materially adversely impact our business.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and transparency laws. Many international healthcare laws and regulations apply to the medical testing and medical device businesses. We will be subject to certain regulations regarding commercial practices false claims. The federal civil and criminal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals, or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose substantial penalties plus three times the amount of damages which the government sustains because of the submission of a false claim, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

If our operations or arrangements are found to be in violation of governmental regulations, we may be subject to civil and criminal penalties, damages, fines and the curtailment of our operations. All of these penalties could adversely affect our ability to operate our business and our financial results.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of the IFP System. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If the IFP System or any future diagnostic test based on the IFP System is defectively designed or manufactured, contains defective components or is misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our devices or failing to adhere to the operating guidelines or our devices producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we expect to maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

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

Changes to U.S. tax laws under the One Big Beautiful Bill Act and potential changes to tariff policies could adversely affect our financial condition and results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, introducing significant amendments to U.S. tax laws, with various provisions taking effect on different dates. Key provisions include changes to bonus depreciation, the treatment of research and development expenditures, interest expense deductibility, and revisions to international tax regimes. Although certain changes may reduce our tax liabilities, others could increase our effective tax rate, impact the timing of our deductions, or alter the value of our deferred tax assets and liabilities.  In addition, changes to U.S. trade policy — including the imposition of new tariffs, increases in existing tariffs, or retaliatory measures by other countries — could increase the costs of our raw materials, components, or finished goods, or reduce demand for our products. Such measures could also create volatility in global supply chains, disrupt our sourcing strategies, and adversely affect our competitiveness.  The overall effect of the OBBBA and potential changes to tariff policies on our business and financial results will depend on the interpretation of the legislation, future regulatory or trade policy actions, and potential changes in our operations or tax profile. We are continuing to evaluate these risks, and there can be no assurance that their implementation will not materially and adversely affect our financial condition, results of operations, or cash flows.

Risks Related to Product Development and Regulatory Approval or Clearance

The regulatory clearance/approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for any product launch by the Company of the IFP products in certain jurisdiction or our any future product.

The IFP products may require regulatory approval in certain jurisdictions to market. To date, we have not received regulatory approval in the United States. The research, design, testing, manufacturing, labelling, selling, marketing and distribution of medical devices are subject to extensive regulation by country-specific regulatory authorities, which regulations differ from country to country. There can be no assurance that, even after such time and expenditures, we will be able to obtain necessary regulatory clearance or approvals for clinical testing or for the manufacturing or marketing of any products. In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products. We also will be subject to numerous post-marketing regulatory requirements, which may include labelling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notification, or orders for repair, replacement or refunds;

●	voluntary or mandatory recall or seizure of our current or future products;

●	imposing operating restrictions, suspension or shutdown of production;

●	refusing our requests for clearance or pre-market approval of new products, new intended uses or modifications to the IFP products or future products;

●	rescinding clearance or suspending or withdrawing pre-market approvals that have already been granted; and

●	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory clearance or approval.

There can be no assurance that we will successfully complete any clinical evaluations necessary to receive regulatory clearance or approvals. The preliminary results that are indicative of the potential performance of the IFP products, data already obtained, or to be obtained in future, from clinical studies do not necessarily predict the results that will be obtained from later clinical evaluations.

We market IFP products as screening devices. The clinical studies undertaken to date may not meet the requirements of certain regulatory bodies for us to market in those jurisdictions. The failure to adequately demonstrate the analytical performance characteristics of the device under development could delay or prevent regulatory clearance or approval of the device, which could prevent or result in delays to market launch and could materially harm our business. There can be no assurance that we will be able to receive approval for any potential applications of our principal technology, or that we will receive regulatory clearances from targeted regions or countries.

We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our business plan.

The completion of any future clinical evaluations for the IFP products, or other studies that we may be required to undertake in the future for the IFP or other products based on the IFP System could be delayed, suspended or terminated for several reasons, including:

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

If our clinical evaluations are delayed it will take us longer to ultimately launch the IFP in certain jurisdictions and generate revenues. Moreover, our development costs will increase if we have material delays in our clinical evaluation or if we need to perform more or larger clinical evaluations than planned.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;

●	any of our pending patent applications will issue as patents;

●	we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents we may have expire;

●	we were the first to make the inventions covered by each of our patents and pending patent applications;

●	we were the first to file patent applications for these inventions;

●	others will not develop similar or alternative technologies that do not infringe our patents; any of our patents will be found to ultimately be valid and enforceable

●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties

●	we will develop additional proprietary technologies or products that are separately patentable; or

●	our commercial activities or products will not infringe upon the patents of others.

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

We may be subject to claims alleging the violation of the intellectual property rights of others, which could involve in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.

We may face significant expense and liability as a result of litigation or other proceedings relating to intellectual property rights of others. In the event that another party has intellectual property protection relating to an invention or technologies licensed by us, we may be required to participate in an interference proceeding declared by the regulatory authorities to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome was favorable to us. We also could be required to participate in interference proceedings involving intellectual property of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology, to substantially modify it, which could delay or prevent the launch of our products in the market or adversely affect our profitability. The cost to us of any intellectual property litigation, even if resolved in our favor, could be substantial, especially given our early stage of development. A third-party may claim that we are using inventions claimed by their intellectual property and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume significant time and other resources. There is a risk that a court will decide that we are infringing the third-party’s intellectual property and will order us to stop the activities claimed by the intellectual property. In addition, there is a risk that a court will order us to pay the other party damages for having infringed their intellectual property. Moreover, there is no guarantee that any prevailing intellectual property owner would offer us a license so that we could continue to engage in activities claimed by the intellectual property, or that such a license, if made available to us, could be acquired on commercially acceptable terms.

As a result of the liquidation of Life Science Biosensor Diagnostics Pty Ltd (LSBD) and the intellectual property rights licensed by the Company from LSBD (the Biosensor IP and intellectual property related to SARS-CoV-2 testing) reverting back to the University of Newcastle, there is a risk of extended delays in negotiating the terms of licensing the intellectual property with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT, the Licensed Products or the COV2 Products described in this Annual Report on Form 10-K.

We are party to the BPT License Agreement with LSBD, pursuant to which, among other things, the Company licenses from LSBD certain products and intellectual property related to the biosensor technology used in the Biosensor Platform, which we refer to as the Biosensor IP. The Company also holds a 50% interest in BiosensX (North America) Inc., which has exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the biosensor technology and the glucose/diabetes management field in the United States, Mexico and Canada.

We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the Biosensor IP has reverted back to the University of Newcastle. Following our ongoing discussions with the University, it is the Company’s understanding that the University of Newcastle cannot finalize licensing of the Biosensor IP until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize licensing arrangements related to the BPT.

Accordingly, there is an inherent risk of extended delays in negotiating the terms of licensing the Biosensor IP with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT or Licensed Products.

These same risks apply to the Company’s licensing of intellectual property from LSBD related to the “COV2 Products” described in this Annual Report on Form 10-K, which includes a biosensor strip for antibodies against SARS-CoV-2. For more information regarding our licensing agreements with LSBD and COV2 Products, see “Item 1. Business -Technology License Agreements.”

We may be unable to protect or enforce our intellectual property rights, including those licensed to us, which could impair our competitive position.

For our business to be viable and to compete effectively, the proprietary rights with respect to the technologies and intellectual property used in our products must be developed and maintained. We rely primarily on patent protection and trade secrets, as well as a combination of copyright and trademark laws and nondisclosure and confidentiality agreements to protect our technology and intellectual property rights. There are significant risks associated with our ability to protect our intellectual property, including:

●	pending intellectual property applications may not be approved or may take longer than expected to result in approval in one or more of the countries in which we operate;

●	our intellectual property rights may not provide meaningful protection;

●	other companies may challenge the validity or extent of our patents and other proprietary intellectual property rights through litigation, oppositions and other proceedings, which proceedings can be protracted as well as unpredictable;

●	other companies may have independently developed (or may in the future independently develop) similar or alternative technologies, may duplicate our technologies or may design their technologies around our technologies or technologies we license;

●	enforcement of intellectual property rights is complex, uncertain and expensive, and may be subject to lengthy delays;

●	there is an inherent risk of extended delays in negotiating the terms of licensing the Biosensor IP with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful;

●	our ability to enforce our intellectual property protection could be limited by our financial resources; and

●	the other risks described in “—Risks Related to Our Intellectual Property.”

If any of our patents or other intellectual property rights fail to protect the technologies we use, it would make it easier for our competitors to offer similar products. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

We have limited foreign intellectual property rights and may not be able to protect those intellectual property rights, which means that we may not be able to prevent third parties from practicing our inventions or from selling or importing products made using those inventions.

Our intellectual property rights include intellectual property rights related to the IFP products. We have determined that filing, prosecuting and defending intellectual property rights in all countries globally would be prohibitively expensive, and intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and further, may export otherwise infringing products to territories where we have intellectual property protection, but enforcement is not as strong as that in the United States. Policing unauthorized use of proprietary technology is difficult and expensive. The legal systems of certain countries do not favor the enforcement of trade secrets and other intellectual property, particularly those relating to medical device products, which could make it difficult for us to stop the infringement of our intellectual property or marketing of competing products industry of our proprietary rights generally. An adverse determination or an insufficient damage award in any such litigation could materially impair our intellectual property rights and may otherwise harm our business. In addition, some developing countries in the APAC Region have compulsory licensing laws under which an intellectual property owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our intellectual property is infringed or if we are compelled to grant a license to a third-party, which could materially diminish the value of that intellectual property.

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we or the Licensor employ them, the agreements can be difficult and costly to enforce. Although we seek to enter into these types of agreements with contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our technology. If a dispute arises, a court may determine that the right belongs to a third-party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we may seek to protect in part by confidentiality agreements with employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

●	these agreements may be breached;

●	these agreements may not provide adequate remedies for the applicable type of breach;

●	our proprietary know-how will otherwise become known; or

●	our competitors will independently develop similar technology or proprietary information.

We may be subject to claims challenging the invention of the intellectual property that we use.

We may be subject to claims that former employees, collaborators or other third parties have an interest in intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arising from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. As a result, it is unclear whether and, if so, to what extent employees of ours may be able to claim compensation with respect to our future revenue. We may receive less revenue from future products if any of our employees successfully claim compensation for their work in developing our intellectual property, which in turn could impact our future profitability.

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

Our proprietary IFP System is subject to extensive regulation in the United States and abroad, including the European Union, our largest market for the IFP System. Government regulations specific to medical devices are wide ranging and govern, among other things:

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

The regulatory approval process with FDA in the United States may be an expensive, lengthy and unpredictable process. We may not be able to obtain any necessary clearances or approval or may be unduly delayed in doing so, which will negatively affect our business, financial condition and results of operations. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for product.

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

If we or our suppliers fail to comply with The United Kingdom Accreditation Services (UKAS), FDA’s Quality System Regulation (QSR) and CE (European Conformity) Markings and other relevant regulations regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

Our manufacturing and design processes for certain of our products and those of certain of our third-party suppliers are required to comply with The United Kingdom Accreditation Services (UKAS), FDA’s QSR and CE markings in the European Union. This covers procedures and documentation of the design, testing, production, control, quality assurance, labelling, packaging, storage and shipping of our IFP System. We are also subject to ongoing International Organization for Standardization (“ISO 13485”) compliance in all operations, including design, manufacturing, and service, to maintain our CE Mark. In addition, we must engage in extensive recordkeeping and reporting and must make available our facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities, European Union Notified Bodies and comparable agencies in other countries. If we fail a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse regulatory inspection could result in, among other things, a shutdown of our manufacturing or product distribution operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our devices, operating restrictions and criminal prosecutions, any of which would negatively affect our business, financial condition and results of operations. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenue to decline.

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

If we fail to respond quickly to technological or other developments, our products may become uncompetitive and obsolete.

The drug screening and medical testing market may experience rapid technology developments, changes in industry standards, changes in customer requirements, changes in demand, and frequent new product introductions and improvements. If we are unable to respond to these developments, we may lose competitive position, and our other products may become uncompetitive or obsolete, causing our business and prospects to suffer.

In order to compete, we need to adjust, develop, license or acquire new technology on a schedule that keeps pace with technological and other developments and the requirements for products addressing a broad spectrum of needs.

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

Risks Related to the Ownership of Our Common Stock

The Company may not be able to repay the grant it received from the Australian Government on time.

In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. Following the grant acquittal audit, an amount of $2,172,108 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of June 30, 2025, as “Accounts payable and accrued expenses”. The terms of repayments have not been finalized as of June 30, 2025. Should the Australian government require the payment upfront or the repayment terms are not favorable to the Company, the Company may not be able to repay the liability on time.

If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to trade in our securities.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

We have in the past, and we may again in the future, fail to comply with the continued listing requirements of the Nasdaq Capital Market, which would subject our common stock to being delisted. Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

In connection with the preparation of our financial statements for the years ended June 30, 2024 and June 30, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

In particular, the market prices for securities of medical device companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	any delay in or the results of our clinical evaluations;

●	any delay in manufacturing of our products;

●	any delay with the approval for reimbursement for the patients from their insurance companies;

●	our failure to comply with regulatory requirements;

●	the announcements of clinical evaluation data, and the investment community’s perception of and reaction to those data;

●	the results of clinical evaluations conducted by others on products that would compete with ours;

●	any delay or failure to receive clearance or approval from regulatory agencies or bodies;

●	our inability to commercially launch products or market and generate sales of our products,

●	failure our products, even if approved for marketing, to achieve any level of commercial success;

●	our failure to obtain intellectual property protection for any of our technologies and products or the issuance of third-party intellectual property that cover our proposed technologies or products;

●	developments or disputes concerning our product’s intellectual property rights;

●	our or our competitors’ technological innovations;

●	general and industry-specific economic conditions that may affect our expenditures;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or intellectual property;

●	failure to adequately manufacture our other products through third parties;

●	future sales of our common stock or other securities, including shares issuable upon the exercise of outstanding warrants or otherwise issued pursuant to certain contractual rights;

●	period-to-period fluctuations in our financial results; and

●	low or high trading volume of our common stock due to many factors, including the terms of our financing arrangements.

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

Risk Management and Strategy

We have recently implemented additional security measures as part of an evolving cybersecurity posture and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks and mitigate the damage that could result from such an attack. All employees received cybersecurity training and other education regarding their use of computers, information technology, and sensitive data including specifically how to recognize common attack strategies. As many of our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. Our goal is to only utilize the most secure and trusted providers for our IT needs. To this end, we are currently reviewing the security credentials and certifications of our key application providers. Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

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

Governance

The Board of Directors is responsible for oversight of cybersecurity risk. Our Chief Financial Officer and Chief Executive Officer are the members of management responsible for managing and assessing our cybersecurity practices and have commenced reporting on such practices and risks. The plan for the future is that they will continue to report to the Board on cybersecurity at least quarterly. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken. We believe we are appropriately staffed (as supported by IT consultants and service providers, as needed) to support a healthy cybersecurity posture given our size and scope.

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

ITEM 2. PROPERTIES.

Our company currently operates out of three strategically located facilities, which cater to different aspects of our business:

Sydney, Australia: We rent an office/warehouse space of approximately 2,080 sq. ft. Our office/warehouse facility serves three fundamental purposes. First, it provides a dedicated office space for our administrative staff, who are responsible for managing and overseeing INBS operations. Second, the facility houses our new Australian sales and marketing team, offering them both office and warehouse space. Third, the location functions as a distribution hub for expanding sales across the Asia-Pacific market, optimizing our logistics and reach in the region.

Cambridge, England: We rent a multifunctional facility in the UK consisting of approximately 11,500 sq. ft, which is integral to our global operations. It houses office space, a warehouse, research and development (R&D), and manufacturing capabilities, catering to the UK market and our global supply needs. Currently, our manufacturing facility can produce up to 90,000 cartridges per month. Our production rate stands at approximately 12,000 cartridges per month, providing ample room for growth in the coming years.

New York City, United States: We have a small, shared office space in New York that accommodates our two US employees, fostering closer collaboration and communication. This location provides a focal point for our global operations and solidifies our presence and commitment to the US market.

We have no immediate plans to upgrade or expand our facilities, given that they are currently adequately meeting our needs. However, we are open to establishing permanent offices for regional heads as required in the future, ensuring that we are well-positioned to adapt and grow as our business evolves.

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

Holders

As of August 12, 2025, there are approximately 485 holders of record of our common stock. As many of our shares of common stock are held by brokers or other institutions on behalf of shareholders, we are unable to estimate the total number of individual shareholders represented by the record holders.

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

Recent Sales of Unregistered Securities

Other than any sales or arrangements previously reported in the Company’s Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, the Company did not sell any unregistered securities during the period covered by this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation ” for information with respect to our compensation plans under which equity securities are authorized for issuance.

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

Non-GAAP Financial Measures

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

The Company’s current product portfolio includes:

●	Intelligent Fingerprinting Platform: The Company’s current active product is the Intelligent Fingerprinting Platform, which consists of the proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The IFP System comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

We plan to bring the IFP System to new markets and grow within existing markets concentrating on:

●	increasing market share across the United Kingdom and mainland Europe;

●	commencing sales and distribution throughout Australia, New Zealand and other countries in the Asia Pacific Region (“APAC Region”), and establishing the infrastructure and satisfying the regulatory requirements needed to do so;

●	continue to work on 510(k) pre-market notification submitted on December 2024 for expansion into United States markets that require FDA clearance, followed by the planned initial launch of our opiate test system for codeine and then for additional drugs following such additional FDA clearance as may be required

●	initiating research aimed at broadening the capabilities of the IFP System to test for additional drugs and indications, facilitating the expansion of the platform into point-of-care medical testing;

●	expanding the IFP System into new customer segments, including major sporting organizations, law enforcement, and commercial airlines; and

●	developing a strategic network of distributors with established customer bases throughout the APAC Region, Europe and North America to distribute the IFP Products.

●	Biosensor Platform: Under the terms of an Amended and Restated License Agreement dated September 12, 2019 (the “BPT License Agreement”), between the Company and Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”), the Company held an exclusive license in the Asia Pacific Region (“APAC Region”) to the Licensor’s proprietary rights to the biosensor technology (the “Biosensor IP”) used in the biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform”. This platform consists of a small, printable modified organic thin-film transistor strip designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. We refer to products that use the BPT as the “Licensed Products”. This platform technology has the potential to develop a range of Point of Care Tests. We understand that following the appointment of a liquidator to LSBD on July 21, 2023, the Biosensor IP we licensed from LSBD has reverted back to the University of Newcastle. Following our ongoing discussions with the University, it is the Company’s understanding that the University of Newcastle cannot finalize licensing of the Biosensor IP until the liquidation of LSBD is complete. As the timeline for the completion of LSBD’s liquidation is unknown, the Company does not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize licensing arrangements related to the BPT.

Results of Operations

Comparison of the Years Ended June 30, 2025 and 2024

	Year Ended June 30,
	2025	2024
Revenue	$3,052,532	$3,111,781
Cost of revenue (exclusive of amortization shown separately below)	(1,805,673)	(1,686,155)
Gross profit	1,246,859	1,425,626

Other income
Government support income	816,901	424,776

Operating expenses
Selling, general and administrative expenses	(8,883,917)	(9,258,496)
Development and regulatory approval expenses	(2,396,513)	(1,673,806)
Depreciation and amortization	(1,207,875)	(1,201,274)
Impairment of long-lived assets	(220,062)	-
Total operating expenses	(12,708,367)	(12,133,576)
Loss from operations	(10,644,607)	(10,283,174)

Other income (expense), net
Interest expense	(60,890)	(167,140)
Realized foreign exchange loss	(911)	(1,178)
Fair value gain on revaluation of financial instrument	-	175,738
Interest income	101,522	84,822
Total other income, net	39,721	92,242
Net loss	(10,604,886)	(10,190,932)
Net loss attributable to non-controlling interest	(36,153)	(34,173)
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,568,733)	$(10,156,759)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	384,670	(137,118)
Total other comprehensive income (loss)	384,670	(137,118)
Comprehensive loss	(10,220,216)	(10,328,050)
Comprehensive loss attributable to non-controlling interest	(36,153)	(34,173)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(10,184,063)	(10,293,877)

Net loss per share, basic and diluted	$(2.00)	$(6.38)
Weighted average shares outstanding, basic and diluted	5,273,643	1,592,746

Results of Operations:

Comparison of the Years Ended June 30, 2025, and 2024

Revenue

Sales of goods

Revenue from sales of goods decreased by $59,249 to $3,052,532 from $3,111,781 for the year ended June 30, 2025, compared to same period in 2024. This decrease is mainly due to instability in the construction sector in our primary market, the UK which has resulted in the lower number of readers being sold during the period.

Revenue from IFP Products relates to the sale of readers, cartridges and accessories and is summarized as follows:

	Year Ended June 30,
	2025	2024
Sales of goods - cartridges	$1,762,153	$1,549,409
Sales of goods - readers	711,737	938,897
Other sales	578,642	623,475
Total revenue	$3,052,532	$3,111,781

Cost of revenue

Cost of revenue increased by $119,518 to $1,805,673 from $1,686,155 for the year ended June 30, 2025, compared to same period in 2024. The increase in cost of revenue is mainly due to an increase in direct labor cost due to annual salary revision for direct manufacturing labor during the fourth quarter of fiscal 2025 and direct overhead costs. The following table shows the composition of cost of revenue.

Cost of revenue

	Year Ended June 30,
	2025	2024
Direct material cost	$923,251	$1,017,218
Direct labor cost	834,231	646,246
Direct overhead cost	48,191	22,691
Total cost of revenue (exclusive of amortization)	$1,805,673	$1,686,155

Gross profit

	Year Ended June 30,
	2025	2024
Revenue	$3,052,532	$3,111,781
Direct material cost	(923,251)	(1,017,218)
Direct labor cost	(834,231)	(646,246)
Direct overhead cost	(48,191)	(22,691)
Cost of revenue	(1,805,673)	(1,686,155)
Gross profit	$1,246,859	$1,425,626
Gross profit margin	40.85%	45.81%

Gross profit decreased by $178,767 to $1,246,859 from $1,425,626 for the year ended June 30, 2025, compared to same period in 2024. The gross profit margin decreased by 4.96% due to an increase in direct labor costs due to additional head counts, increase in minimum wages of factory staff by 8.90% year-on-year and direct overhead costs.

Contribution margin (non-GAAP)

	Year Ended June 30,
	2025	2024
Revenue	$3,052,532	$3,111,781
Direct material cost	(923,251)	(1,017,218)
Contribution margin (non-GAAP)	$2,129,281	$2,094,563
Contribution margin % (non-GAAP)	69.75%	67.31%

Contribution margin (non-GAAP)

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $34,718 to $2,129,281 from $2,094,563 for the year ended June 30, 2025, compared to same period in 2024. The contribution margin improved by approximately 2.44% due to improved production efficiency and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

Reconciliation of contribution margin (non-GAAP)

	Year Ended June 30,
	2025	2024
Revenue (GAAP)	$3,052,532	$3,111,781
Less: Cost of revenue (exclusive of amortization) (GAAP)	(1,805,673)	(1,686,155)
Gross Profit (GAAP)	$1,246,859	$1,425,628
Add: Direct labor cost	834,231	646,246
Add: Direct overhead cost	48,191	22,691
Contribution margin (non-GAAP)	$2,129,281	$2,094,565
Contribution margin % (non-GAAP)	69.75%	67.31%

Government support income

Government support income in the United Kingdom and Australia geographic segments increased by $392,125 to $816,901 from $424,776 for the year ended June 30, 2025, compared to same period in 2024. This increase was primarily attributable to the Company’s investment in qualifying research and development expenditures for research and development government subsidies and unwinding of the grant income in the fourth fiscal quarter of FY 2024-25 upon the completion of the grant acquittal audit.

The grant support income is primarily attributable to INBS’s subsidiary companies recognizing an R&D tax refund as the Company believes there is a reasonable assurance that the certain amount will be recovered in full through future claims (see Note 3 to our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K for further information and disclosures relating R&D tax refund).

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $374,579 to $8,883,917 from $9,258,496 for the year ended June 30, 2025, compared to the same period in 2024. This decrease is primarily due to a decrease in legal, insurance, and general overhead costs offset by an increase in advertising, marketing and travel costs.

As the Company’s operating activities increase, we expect its selling, general and administrative expenses will include additional costs in overhead contribution, consultancy, as well as an increase in employee-related costs associated with a higher headcount. We aim to increase our cost efficiency as we streamline the business and implement changes, delivering increased value for investors.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $722,707 to $2,396,513 from $1,673,806 for the year ended June 30, 2025, compared to the same period in 2024. This increase is primarily driven by the increased expenditure on R&D activities as the Company undertook multiple clinical trials and filed for FDA 510 (k) clearance.

During the year ended June 30, 2025, the Company partnered with CenExel Research, a third party Clinical Research Organization (CRO), and completed a method comparison clinical study on its IFP System.

We expect development and regulatory expenses to increase in future periods, as the Company aims to conduct future studies for additional drugs of abuse.

Depreciation and amortization

Depreciation and amortization increased by $6,601 to $1,207,875 from $1,201,274 for the year ended June 30, 2025, compared to same period in 2024. This increase is mainly due to the fluctuation in the foreign exchange rate for conversion of the account balances.

Impairment of long-lived assets

The Impairment of long-lived assets increased by $220,062 to $220,062 from $0 for the year ended June 30, 2025, compared to the same period in 2024. The increase is mainly due to the impairment of construction in progress (CIP) assets. Refer to Note 7 of financial reports for details.

Other income and expenses

Interest expense

Interest expense decreased by $106,250 to $60,890 from $167,140 for the year ended June 30, 2025, as compared to the same period in 2024. This decrease was attributable to the reduction of the interest recorded for leased assets and notes payable as the leases are nearing its termination date.

Realized foreign exchange loss

Realized foreign exchange loss decreased by $267 to $911 from $1,178 for the year ended June 30, 2025, compared to the same period in 2024. This decrease was largely attributable to favorable exchange rates while settling transactions in currencies other than its functional currencies.

Fair value gain on revaluation of financial instruments

The fair value gain decreased by $175,738 to $0 from $175,738 for the year ended June 30, 2025, as compared to the same period in 2024.  This decrease is due to the revaluation gain on contingent consideration for holdback Series C Preferred Stock resulting from the acquisition of IFP. The holdback Series C Preferred Stock shares were converted into common stock in October 2023. There was no fair value revaluation gain or loss on financial instruments for the year ended June 30, 2025.

Interest income

Interest income increased by $16,700 to $101,522 from $84,822 for the year ended June 30, 2025, as compared to the same period in 2024. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Income tax (expense) benefit

There was no income tax expense for the years ended June 30, 2025, and 2024, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

The One Big Beautiful Bill Act (the “OBBBA”), signed into law on July 4, 2025, introduces amendments to U.S. tax laws with various effective dates. Key tax-related provisions of the OBBBA include changes to bonus depreciation, research and development expenditures, interest expense deductibility, and revisions to international tax regimes. The Company is currently assessing the future implications of these tax law changes.

Other comprehensive income (loss)

Foreign currency translation gain (loss)

Unrealized foreign currency translation gain increased by $521,788 to a gain of $384,670 from a loss of $137,118 for the year ended June 30, 2025, compared to the same period in 2024. This is due to the favorable exchange rate calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency.

Net loss attributable to INBS

Net loss attributable to INBS increased by $411,974 to $10,568,733 from $10,156,759 for the year ended June 30, 2025, compared to the same period in 2024.

This increase is primarily driven by increase in development and regulatory approval expenses as the Company ran multiple clinical trials for submission to the FDA and impairment of the available for sale assets during the year.

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

Since our inception, we have financed our operations primarily though proceeds from public offerings and private placements of equity securities, existing trade and shareholder financing arrangements, and the incurrence of debt. As of June 30, 2025, we had $1,019,909 in cash and cash equivalents and working capital deficit of $1,212,419.

At the Market (ATM) Offering - On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through Ladenburg, as sales agent and/or principal, shares of the Company’s common stock, with an aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a prospectus supplement (the “2025 ATM Supplement”) to the ATM Prospectus (defined below) in connection with the offer, sale, and issuance of additional shares. During the period between September 18, 2024, through to June 30, 2025, the Company raised approximately $2,251,540 (net of commissions of approximately $69,637 paid to Ladenburg) through the sale and issuance of 1,434,659 shares of Company common stock pursuant to the ATM Agreement. During the three months ended June 30, 2025, the Company raised approximately $765,201 (net of commissions of approximately $23,666 paid to Ladenburg) through the sale and issuance of 514,296 shares of Company common stock pursuant to the ATM Agreement. Any sale of shares pursuant to the ATM Agreement are made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022, and included base prospectus, and under the related prospectus supplement (the “ATM Prospectus”) filed with the SEC, dated September 18, 2024, as supplemented by the 2025 ATM Supplement filed with the SEC on March 11, 2025.

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

The Company expects that its cash and cash equivalents as of June 30, 2025, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months.  For more information regarding the repayment of a grant the Company received from the Australian Government, see “Item 1A. Risk Factors - The Company may not be able to repay the grant it received from the Australian Government on time.”

However, there can be no assurances that we will be able to raise such capital on acceptable terms, or at all. Failure to generate sufficient revenues or raise additional capital through debt or equity financing, or through collaboration agreements, strategic alliances or marketing and distribution arrangements, could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business plan. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to a reduction in our operations or the failure of our Company. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully raise additional capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

In the fourth fiscal quarter of 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. The amounted owed to the Australian Government was determined as $2,172,108, which is disclosed under liabilities in the balance sheet as of June 30, 2025, as “Accounts payable and accrued expenses”.

A total of $271,780 and $0 deferred grant income was recognized within other income during the year ended June 30, 2025 and 2024 respectively.

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

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment, right-of-use assets and other intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of impairment is calculated as the difference between the carrying value and fair value of the asset.

In the fourth fiscal quarter ended June 30, 2025, upon the completion of the project deadline for the construction of a manufacturing facility in Australia, the construction in progress assets acquired specifically for the manufacturing facilities were evaluated for alternative uses. It was determined that these assets had no alternative use to the Company. Consequently, management concluded this event to be an indicator of impairment and initiated an assessment for impairment in accordance with ASC 360, Property, Plant, and Equipment. As part of this assessment, management decided to dispose these assets and obtained offers from interested third parties. The Company determined the fair value of the construction in progress using the market approach and concluded that the carrying value of the assets exceeded the fair value. Therefore, the Company recognized an impairment loss of $220,062 during the fiscal year ended June 30, 2025. There was no impairment loss recognized during the fiscal year ended June 30, 2024.

R&D Tax Refund

The Company measures the research and development grant income and receivable by calculating the time spent by employees and costs incurred to external service providers on eligible research and development activities. The research and development tax refund receivable is recognized as the Company believes that there is a reasonable assurance the amount will be recovered in full through future claims.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page F-1, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to the material weaknesses described below.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

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

● We are in the process of engaging outside consultants to assist us in our evaluation of the design, implementation and documentation of internal controls that address the relevant risks, to provide appropriate evidence of performance of our internal controls (including completeness and accuracy procedures); and

● We completed the implementation of new accounting system for Intelligent Bio Solutions Inc. and Intelligent Bio Solutions APAC that will enhance our internal controls by improving efficiency, accuracy, and reliability in financial reporting and data management. Additionally, we have also commenced implementing new accounting system for our subsidiary Intelligent Fingerprinting Limited and have planned to complete it by the third quarter of fiscal 2026.

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

ITEM 9B. OTHER INFORMATION.

During the three-months ended June 30, 2025, none of the Company’s directors or executive officers has adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The current number of directors on our Board of Directors (the “Board”) is four. Under our Amended and Restated Bylaws, the number of directors on our Board will not be less than one, nor more than ten, and is fixed, and may be increased or decreased by resolution of the Board. There are no family relationships among any of our directors or executive officers.

Our business is managed under the direction of our Board, which currently consists of the individuals listed below:

Director	Age+	Position(s) with the Company	Director Since
Steven Boyages*	68	Chairman of the Board (Nominating and Corporate Governance Committee Chair) Former Interim Chief Executive Officer (October 29, 2021 – October 26, 2022)	July 2020
Jonathan S. Hurd*	55	Director, (Compensation Committee Chair)	April 2018
Jason Isenberg*	52	Director	October 2022
Nicola Fraser*	49	Director, (Audit Committee Chair)	June 2024

+ As of August 12, 2025

* Independent

Steven Boyages MB MS BS PhD

Dr. Steven Boyages, 68, is a practicing clinician in diabetes and endocrinology with more than 30 years’ experience in medicine, including multiple executive positions. Dr Boyages held the position of Interim Chief Executive Officer of the Company for less than one year, from October 29, 2021, to October 26, 2022. Dr. Boyages also previously held the position of Chief Executive of the Sydney West Area Health Service (SWAHS) from February 2002 to May 2011, which is now known as Western Sydney Local Health District, covering a population of approximately 1.2 million people, SWAHS employed more than 15,000 staff and had a gross operating budget of $2 billion, managing $1.6 billion worth of assets. Dr. Boyages has also served as Medical Director for eHealth New South Wales and was the founding Chief Executive of the Clinical Education and Training Institute (CETI) New South Wales, Australia, set up to ensure the development and the delivery of clinical education and training across the NSW public health system. Previous to this, Dr. Boyages was the Director of Diabetes and Endocrinology at Westmead Hospital, from February 1990 to December 1999. During this time, Dr. Boyages’ major achievements were to define the pathophysiology of thyroid hormone deficiency on brain development secondary to iodine deficiency; to develop prevention strategies in iodine deficient communities in China, India, Indonesia and Northern Italy; to define the impact of Growth Hormone excess and deficiency in adults and to develop innovative population health models of care for people with diabetes. Dr. Boyages continues an active research career in a range of fields, but mostly in the pursuit of better models of chronic disease prevention and management. Dr. Boyages was the founding director of the Centre for Research and Clinical Policy in NSW Health in 1999, during which time he established the Priority Health Programs (receiving $15 million in funding per annum), doubled the Research Infrastructure Grants Program, established the Quality Branch of NSW Health and was appointed as Clinical Advisor to the Director General to implement the Government Action Plan for Health Reform. Additionally, Dr. Boyages was instrumental in establishing and securing funding for the NSW biotechnology strategy, BioFirst, a $150 million investment. We believe that Dr. Boyages is well-qualified to serve on our Board of Directors due to his medical expertise and research and development experience. He also has extensive experience in financial management, board and corporate governance, government relations and regulatory affairs.

Jonathan S. Hurd, CAMS

Mr. Hurd, 54, has been a member of our Board of Directors since April 2018 and chairs the Company’s Compensation Committee. He previously served as our Chairman of the Board from August 2018 to November 2019. Mr. Hurd has expertise in broker-dealer and investment advisory regulations and is well versed in FINRA and SEC rules and regulations. Mr. Hurd has served as Founder and CEO at Asgard Regulatory Group, or “Asgard,” since founding the firm in 2008. Asgard provides consulting, advisory and risk management services to broker-dealer, investment adviser, hedge funds, private equity, and banking clients both domestically and abroad. Prior to starting Asgard, Mr. Hurd was the Chief Compliance Officer for several financial institutions. His experience involved full-service broker-dealers, investment advisory firms, bank-broker-dealers and mortgage-backed securities. Mr. Hurd also served on the Board of Directors for many of these companies. Prior to working at these financial institutions, Mr. Hurd was a Supervisor of Examiners at FINRA, previously NASD, in the New York District Office. While with FINRA, he supervised routine examinations of FINRA member firms, and conducted large-scale enforcement cases jointly with the Justice Department and Federal Bureau of Investigations. Mr. Hurd also assisted the District Office with its ongoing training of new examiners. In addition, from 2005 to 2011, Mr. Hurd was a Senior Adjunct Professor in the Townsend School of Business at Dowling College, where he instructed MBA students in matters relating to the United States securities markets and financial institutions. He was responsible for introducing students to the subjects of financial derivatives, foreign stock exchange, hedge transactions and risk management. Mr. Hurd is also a Certified Anti-Money Laundering Specialist (CAMS) and holds the Series 7, 14, 24, 27, 53, 57, 63, 79 and 99 licenses as well as his NYS Life and Health Insurance licenses. We believe Mr. Hurd is well-qualified to serve on our Board of Directors due to his substantial experience in corporate finance, his expertise in the regulation and functioning of securities markets and his widespread relationships in the financial industry.

Jason Isenberg

Mr. Isenberg, 52, has been a member of our Board since October 2022. Mr. Isenberg currently serves as Assistant General Counsel for RFA Management Company, LLC in Atlanta, Georgia, where he advises a large, endowment-style portfolio of affiliated companies, trusts and foundations and their respective managers, shareholders and boards in matters including corporate governance, corporate and real estate transactions, business operations, employment law and risk mitigation, a position he has held since 2006. Jason is recognized for having successfully negotiated investment and corporate transactions totaling over $1,000,000,000. Jason’s prior experience includes working with and for several global law firms, focusing on areas of construction and mass-tort litigation. Mr. Isenberg holds a Bachelor of Arts from the University of Maryland and his Juris Doctor from New England Law in Boston. We believe Mr. Isenberg is well-qualified to serve on our Board of Directors due to his substantial experience in investments and corporate transactions.

Nicola Fraser

Nicola Fraser, age 49, has been a member of our Board of Directors since June 7, 2024, and chairs the Company’s Audit Committee. Ms. Fraser is currently the Managing Partner of NextKey Services LLC (“NextKey”), a financial consulting company she co-founded in 2019 that advises high-growth companies on strategic financial matters. From 2015 to 2018, prior to founding NextKey, Ms. Fraser served as Executive Director – Finance, Regulatory Capital at JP Morgan Chase. While at JP Morgan Chase and in her previous senior executive positions at Fannie Mae and Deloitte, she led significant financial transformations and regulatory compliance initiatives. Ms. Fraser is an active CPA, licensed in Texas, and holds an AICPA Chartered Global Management Accountant (CGMA) designation. We believe Ms. Fraser is well qualified to serve on our Board of Directors due to her substantial experience in financial reporting and understanding of compliance and the audit process.

Corporate Governance

Overview

We set high standards for the Company’s employees, officers, and directors. Implicit in this philosophy is the importance of sound corporate governance. We regularly monitor developments in the area of corporate governance and review our processes, policies and procedures in light of such developments. Key information regarding our corporate governance initiatives can be found on the Governance section of our website, www.ibs.inc, including our Code of Ethics (“Code of Ethics”) and the charters for our Audit, Compensation and Nominating and Corporate Governance Committees. We believe that our corporate governance policies and practices, including the majority of independent directors on our Board, empower our independent directors to effectively oversee our management—including the performance of our Chief Executive Officer—and provide an effective and appropriately balanced board governance structure and provide an effective and appropriately balanced board governance structure. The information contained on or accessible through our website is not incorporated by reference in, or considered part of this report.

Independence of the Board of Directors

Our Board of Directors has determined that each of our directors is an independent director (as currently defined in Rule 5605(a) of the Nasdaq listing rules).

In determining the independence of our directors, the Board considered all transactions in which the Company and any director had any interest, including those discussed under “Related Party Transactions” below. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Steven Boyages	X	X	X (Chairperson)
Jonathan S. Hurd	X	X (Chairperson)	X
Jason Isenberg	-	X	X
Nicola Fraser	X (Chairperson)	-	-

Below is a description of each committee of the Board of Directors. The Board has adopted written charters for each of the committees, which are available on the Investors - Governance section of our website at www.ibs.inc. The information contained on or accessible through our website is not incorporated by reference in, or considered part of this report.

Audit Committee

We have established an Audit Committee of the Board of Directors in accordance with Section 3(a)58(A) of the Exchange Act, which consists of Ms. Fraser, Mr. Boyages and Mr. Hurd, each of whom is an independent director under the Nasdaq listing standards applicable to audit committees. Nicola Fraser qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include, but not be limited to:

●

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board of Directors whether the audited financial statements should be included in our Annual Report on Form 10-K;

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

Code of Business Conduct and Ethics

The Company has adopted a written Code Ethics that applies to all officers, directors, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code Ethics is available on the Investors - Governance section of our website at www.ibs.inc. If the Company makes any substantive amendments to the Code Ethics or grants any waiver from a provision of the Code Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The information contained on or accessible through our website is not incorporated by reference in, or considered part of this report.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended June 30, 2025, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied.

Executive Officers

The names of our executive officers, their ages, their positions with the Company, and other biographical information as of August 12, 2025, are set forth below.

Name	Age	Positions	Officer Since

Harry Simeonidis	56	President	October 2022- Present September 2017- October 2021
		Chief Executive Officer	October 2022- Present January 2020- October 2021
		President Asia Pacific, Sales and Marketing	October 2021- October 2022

Spiro Sakiris	63	Chief Financial Officer	April 2019 - Present

Harry Simeonidis

Mr. Harry Simeonidis, 56, has served as our President and Chief Executive Officer since October 2022. Mr. Simeonidis served as our President Asia Pacific, Sales and Marketing from October 2021 to October 2022. Mr. Simeonidis also previously served as our President and a member of our Board of Directors from September 2017 until October 2021, and Chief Executive Officer from January 2020 until October 2021. Mr. Simeonidis has more than 27 years of experience in senior management roles in healthcare, pharmaceutical and life sciences businesses across the APAC Region. Previously, from March 2017 to December 2019, he served as the General Manager of FarmaForce Limited, an Australian company listed on the Australian Stock Exchange from April 2015 to March 2017, Mr. Simeonidis operated a private consulting firm, offering services predominantly to clients from the healthcare sector in Australia. From 2013 to April 2015, Mr. Simeonidis was General Manager of Surgery, Asia Pacific, at GE Healthcare. From 2003 to 2012, Mr. Simeonidis was the CEO for Australia and New Zealand at GE Healthcare.

Spiro Sakiris

Mr. Spiro Sakiris, 63, has served as our Chief Financial Officer since April 2019. He is a member of the Institute of Chartered Accounts of Australia & New Zealand, and a holder of a Diploma in Law from the Legal Practitioners Admissions Board from New South Wales Australia. He also has served as the Special Projects Lead at The iQ Group Global from January 2018 until December 2020, and as a registered Series 28 principal with IQ Capital (USA) LLC, a registered broker-dealer with FINRA, from November 2016 until September 2021. From 2013 to December 2017, Mr. Sakiris served as Chief Financial Officer and Chief Operating Officer for listed entities at The iQ Group Global. He worked at Economos Chartered Accountants from 1986 to 2013, which included 23 years as a partner where he was instrumental in the development of the firm’s practice. During his past 42 years of experience, Mr. Sakiris has been involved in advising businesses in the areas of accounting and taxation, business advisory, initial public offerings and capital raising in the United States and Australia, business risks identification and management and business systems designs across many industries, including the application of IFRS and US GAAP for the life science industry. Mr. Sakiris is also well versed in dealings with companies based in overseas jurisdictions such as Asia, Europe and the United States. He is also a registered company auditor in Australia, experienced in United States reporting under Public Company Accounting Oversight Board in the United States and a registered Tax Agent in Australia.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended June 30, 2025 and 2024 by (i) individuals serving as our principal executive officer during the fiscal year ended June 30, 2025, (ii) our two other highest compensated executive officers (other than our principal executive officer) who were serving as executive officers as of June 30, 2025, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2025 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock Awards (1)		All other Compensation		Total
		($)	($)	($)		($)		($)
Harry Simeonidis	2025	366,250	-	56,945	(2)	59,476	(3)(4)	482,671
Chief Executive Officer & President	2024	293,390	107,522	-		45,710	(4)(5)	446,622

Spiro Sakiris	2025	269,016	-	49,115	(6)	45,401	(4)(7)	363,532
Chief Financial Officer	2024	204,882	94,410	-		37,407	(4)(8)	336,699

* Executives’ employment agreements in Australia are entered into through the Company’s subsidiaries and compensation is denominated and paid in Australian dollars. Compensation paid throughout the year in Australian dollars has been converted to United States dollars (US dollars) using the average exchange rate for the fiscal year ended June 30, 2025, of 0.6482 US dollars for each Australian dollar (the “Average Rate”).

(1)	The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with ASC Topic 718– Compensation – Stock Compensation.

(2)	Represents stock compensation of $56,945, made under 2019 Long Term Incentive Plan.

(3)	Includes an annual automobile allowance of $15,558.

(4)	Includes the contributions that are mandatory in Australia to a retirement fund known in Australia as a superannuation fund for each of Mr. Simeonidis, and Mr. Sakiris, at the applicable rate of 12% (11.5% during the fiscal year 2025).

(5)	Includes an annual automobile allowance of $15,735.

(6)	Represents stock compensation of $49,115, made under 2019 Long Term Incentive Plan.

(7)	Includes an annual automobile allowance of $12,965.

(8)	Includes an annual automobile allowance of $10,927.

Outstanding Equity Awards at Fiscal Year End

Our Named Executive Officers did not hold any outstanding equity awards as of June 30, 2025. All outstanding stock awards are fully vested.

Employment and Related Agreements

Compensation under the executives’ employment agreements in Australia is paid in Australian dollars. All amounts described below that are payable in Australian dollars have been converted to US dollars using the spot exchange rate of 0.6550 US dollars for each Australian dollar at fiscal year ended June 30, 2025 (the “Spot Rate”), which differs from the Average Exchange Rate used in the summary compensation table for disclosures regarding past compensation.

●

On June 30, 2025, the Board, upon the recommendation of the Compensation Committee of the Board, approved certain amendments (collectively, the “Amendments”) to the Employment Agreements, each dated June 27, 2022, between Intelligent Bio Solutions (APAC) Pty Ltd, a subsidiary of the Company, and each of Harry Simeondis, the Company’s President and Chief Executive Officer (the “Simeondis Employment Agreement”), and Spiro Sakiris, the Company’s Chief Financial Officer (the “Sakiris Employment Agreement”). The amendment to the Simeondis Employment Agreement (the “Simeondis Amendment”) and the amendment to the Sakiris Employment Agreement (the “Sakiris Amendment”) were each executed and became effective as of June 30, 2025.

●	The Amendments modified the terms of each Employment Agreement to, among other things: (i) revise the restricted period applicable to post-employment non-compete obligations, providing for a tiered structure ranging from twenty-four (24) months down to one (1) month depending on enforceability; (ii) expand the scope of non-compete restrictions to prohibit direct or indirect involvement with any competing entity during the restricted period and within the restricted area; and (iii) enhance severance benefits to provide that in the event of a termination of employment by the Company without cause, the affected employee will be entitled to (a) a cash payment equal to 100% of the potential bonus, irrespective of individual or Company performance, payable at the same time as bonuses to similarly situated employees, and (b) immediate full vesting of all outstanding equity awards, including unvested restricted stock, as of the termination date, subject to applicable tax withholdings. If such a termination occurs in connection with or following a Change in Control (as defined below) and without cause, the employee will also receive (i) a cash payment equal to two times the employee’s annual base salary, and (ii) an additional cash payment equal to 100% of the potential bonus, both subject to applicable tax withholdings. A “Change in Control” is defined to include: (i) the acquisition of more than 20% of the Company’s voting stock by a person or group; (ii) certain mergers or consolidations resulting in a change in voting power; (iii) the sale or disposition of all or substantially all of the Company’s assets; or (iv) changes in the majority composition of the Board, subject to specified exceptions. An increase in stock ownership resulting from the Company’s purchasing of its own stock is excluded from the definition of Change in Control.

●

On June 30, 2025, the Board, upon the recommendation of the Compensation Committee, also increased Mr. Simeondis’s annual base salary from USD$366,800 to USD$379,900, and increased Mr. Sakiris’s annual base salary from USD$268,550 to USD$281,650 (based on the Spot Rate).

In addition, Mr. Sakiris and Mr. Simeonidis are each eligible to receive an annual bonus of up to 20% of their respective gross base salaries, of which 50% will be based on meeting company objectives and the remainder will be based on meeting mutually agreed employee objectives or as otherwise determined by the Company.

We also make certain contributions that are mandatory in Australia to a retirement fund for each of Mr. Sakiris and Mr. Simeonidis, known in Australia as a superannuation fund, currently at the rate of 12% (was 11.5% during fiscal year ended June 30, 2025). We also provide an annual car allowance of $15,720 and $13,100 to Mr. Simeonidis and Mr. Sakiris respectively (based on the Spot Rate).

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

Superannuation Fund

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all our Australian employees at an amount required by law, which is currently 12% (was 11.5% during fiscal year ended June 30, 2025) of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

2019 Long Term Incentive Plan (“2019 Plan” or the “Plan”)

The 2019 Plan was adopted by the Board and approved by the Company’s stockholders on June 18, 2019. The purpose of the 2019 Plan is to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential future contributions to us have been, or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the 2019 Plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

On February 8, 2023, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 2,084 to 6,250 shares. On May 8, 2023, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 6,250 to 10,417 shares. On December 13, 2023, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 10,417 to 133,334.

On May 8, 2025, the stockholders of the Company approved an amendment 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 133,334 to 1,300,000 shares and increased the limit on the maximum number of shares underlying awards to any non-employee director in any year to 50,000 shares in any year.

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

Stock Subject to the 2019 Plan

An aggregate of 1,300,000 shares of our common stock are available for issuance under the 2019 Plan. Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2019 Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the exercise price or tax withholding liability associated with the stock option exercise, the shares surrendered by the holder or withheld by us will not be available for future award grants under the plan.

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

Eligibility

We may grant awards under the 2019 Plan to employees, officers, directors, and consultants of the Company and our subsidiaries and affiliates who are deemed to have rendered, or to be able to render significant services to us or our subsidiaries or affiliates and who are deemed to have contributed, or to have the potential to contribute, to our success. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. Based on the current number of employees and consultants to the Company and on the current size of our Board of Directors, we estimate that as of June 30, 2025, approximately 50 individuals are eligible to participate in the 2019 Plan.

Types of Awards

Options. The 2019 Plan provides both for “incentive” stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or the “Code,” and for options not qualifying as incentive options, both of which may be granted with any other stock-based award under the plan. The committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year (under all of our plans), measured at the date of the grant, may not exceed $100,000.

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

Terms and Amendments

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of June 30, 2025
Number of
securities
remaining
	Number of		available for
	securities to be		future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	shares reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	1,192,655	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,192,655

(1)	Securities remaining available for issuance under the 2019 Plan.

Director Compensation

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2025.

	Fees earned in cash	Stock Awards	All other compensation	Total
Name	$	$	$	$
Steven Boyages (1)	61,250	-	-	61,250
Johnathan S. Hurd	51,250	-	-	51,250
Jason Isenberg	50,625	-	-	50,625
Nicola Fraser	55,625	-	-	55,625

(1)	Includes a director’s fee of $54,933 and a superannuation contribution of $6,317.

Non-Employee Director Compensation Arrangements

Prior to April 1, 2025:

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

After April 1, 2025:

Our non-employee directors are entitled to receive cash fees of $40,000 for service on the board and additional compensation for committee membership, which is the highest component of one from either (a) or (b) below:

(a)	Additional annual cash Fees for Chair Service of Committees:

●	Chairman of the Board: $25,000

●	Chairman of the Audit Committee: $17,500

●	Chairman of the Compensation Committee: $15,000

●	Chairman of the Nominating and Corporate Governance Committee: $15,000

(b)	Additional annual cash Fees for Committee Membership:

●	Member of the Audit Committee: $7,500

●	Member of the Compensation Committee: $12,500

●	Member of the Nominating and Corporate Governance Committee: $7,500

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options, stock appreciation rights, or option-like instruments (collectively, “Option-Like Awards”) in anticipation of the release of material nonpublic information and we do not time the public release of such information based on the grant dates of Option-Like Awards. During the last completed fiscal year, we have not awarded Option-Like Awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of August 12, 2025 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

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

Applicable percentages are based on 8,979,152 shares of our common stock outstanding on August 12, 2025. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of August 12, 2025. Unless otherwise indicated, the people or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise set forth below, the address of the beneficial owner is c/o Intelligent Bio Solutions Inc., 135 West, 41ST Street, 5th Floor, New York, NY 10036.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Executive officers and directors:
Dr. Steven Boyages[1]	313	*
Jonathan S. Hurd[2]	63	*
Jason Isenberg	-	-
Nicola Fraser	-	-
Spiro Sakiris[3]	63,531	*
Harry Simeonidis[4]	40,408	*

All Executive Officers and Directors as a group (6 persons)	104,315	1.16%

5% Stockholder
Alyeska Master Fund, LP5	921,825	9.99%

*	Less than 1%.
(1)	Consists of 313 shares of common stock.
(2)	Consists of 63 shares of common stock.
(3)	Consists of (i) 53,930 shares of common stock, of which 34,815 are held directly by Mr. Sakiris and 19,115 shares are held indirectly by Anest Holdings Pty Ltd (“Anest Holdings”); (ii) currently exercisable Series A Warrants held by Anest Holdings to purchase 7 shares of common stock; (iii) currently exercisable Series E Warrants convertible to 9,394 shares of common stock and (iv) currently exercisable Series D Warrants held by Anest Holdings to purchase 200 Shares of common stock. Anest Holdings is the trustee of ATF S&T Sakiris Superannuation Fund, of which Mr. Sakiris is a director.
(4)	Consists of 40,408 shares of common stock.
(5)

Amount based on information provided in the Schedule 13G jointly filed on November 14, 2024, by Alyeska Investment Group, L.P. (“Alyeska Group”), Alyeska Fund GP, LLC (“Alyeska Fund GP”) and Anand Parekh (“Parekh,” and together with Alyeska Group and Alyeska Fund GP, the “13G Filers”) and other information provided by the 13G Filers to the Company, including with regard to Alyeska Master Fund, LP (“Alyeska Fund,” and together with the13G Filers, the “Reporting Persons”) or otherwise known to the Company. The reported amount consists of 673,492 shares held by Reporting Persons and 248,333 shares underlying warrants held by the Reporting Persons that are exercisable within 60 days of August 12, 2025, and fall within a 9.99% beneficial ownership limitation.  The amount does not include (i) 793,697 shares underlying additional warrants held by the Reporting Persons that are exercisable within 60 days of August 12, 2025, but are subject to a 9.99% beneficial ownership limitation, and (ii) 879,120 shares underlying additional warrants held by the Reporting Persons that are not currently exercisable. The 9.99% beneficial ownership limitation restricts the Reporting Persons from exercising that portion of such warrants that would result in the Reporting Persons and their affiliates from owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. Alyeska Group, the investment manager of Alyeska Fund, has voting and investment control of the shares held by Alyeska Fund. Anand Parekh is the Chief Executive Officer of Alyeska Group and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by Alyeska Fund.

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

Certain Transactions with or Involving Related Persons

There were no Related Party Transactions since the beginning of our last fiscal year, and there are no currently proposed transactions, to which we were or are to be a participant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 29, 2023, the Audit Committee approved the appointment of UHY LLP (“UHY”) as the Company’s independent registered public accounting firm for the year ending June 30, 2023. UHY continued as Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the year ended June 30, 2024 and 2025.

Principal Accountant Fees and Services

The following table represents aggregate fees billed or expected to be billed to the Company for the fiscal years ended June 30, 2025, and 2024, by UHY.

	June 30, 2025	June 30, 2024
Audit Fees(1)	$356,475	$407,750
Audit – Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	220,375	164,000
Total Fees	$576,850	$571,750

(1)	Audit fees relate to professional services rendered in connection with the audit of annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees relate to professional services that are reasonably related to the performance of the audit or review of financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services.

(4)	All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

The Audit Committee has determined that the rendering of services other than audit services UHY is compatible with maintaining the principal accountant’s independence.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements. The financial statements required to be included in this Annual Report on Form 10-K are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of October 4, 2022, by and among GBS INC., Intelligent Fingerprinting Limited, the Sellers Listed on Schedule I thereto, Jason Isenberg (as the RFA Sellers’ Representative), and Philip Hand (as the other Sellers’ Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2023).

3.4	Amended and Restated Bylaws of Intelligent Bio Solutions Inc., as amended as of October 26, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

3.8	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.9	Certificate of Elimination of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, filed with the Delaware Secretary of State on October 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2024).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.5	Form LSBD Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.7	Form of Warrant (Series D) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.10**	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.11	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.12	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.13	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.14	Warrant Agency Agreement, dated as of October 4, 2023, between Intelligent Bio Solutions Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.15	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.17	Form of Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.18	Form of Series H-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.19	Form of Series I Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.21	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).

10.1*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended May 8, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2025).

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.3*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.4*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.5*	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).

10.6	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.7	Form of Exchange Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.9	Form of Purchase and Assignment Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.10	Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.11	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on September 22, 2022).

10.12	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

10.13	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.14	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.15	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.16	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.17	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonidis and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.18	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.19	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.20	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.21	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.22	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.23	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.24	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.25	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.26	Form of Securities Purchase Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.27	Form of Registration Rights Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.28	Form of Convertible Loan Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2023).

10.29	Form of 2024 Warrant Inducement Agreement (Series E Warrants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.31	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.32	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.33†	Consulting Agreement, dated February 29, 2024, by and between C2C Advisors Inc. and Intelligent Bio Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2024).

10.34	At The Market Offering Agreement, dated September 18, 2024, by and between Intelligent Bio Solutions Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 18, 2024).

10.35	Underwriting Agreement, dated February 20, 2025, between Intelligent Bio Solutions Inc. and Ladenburg Thalmann & Co. Inc. as the representative of the several underwriters named therein. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).

10.36*	First Amendment to Employment Agreement (Simeonidis), dated June 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

10.37*	First Amendment to Employment Agreement (Sakiris) dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020).

16.1	Letter to Securities and Exchange Commission from BDO Audit Pty Ltd., dated July 3, 2023. (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

19.1**	Intelligent Bio Solutions Insider Trading Policy

21.1**	List of Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Intelligent Bio Solutions Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on September 18, 2024).

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INTELLIGENT BIO SOLUTIONS INC.

Date: August 15, 2025	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: August 15, 2025	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer and President	August 15, 2025
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	August 15, 2025
Spiro Sakiris	(Principal Financial Officer)

/s/ Steven Boyages	Chairman of the Board	August 15, 2025
Steven Boyages MBBS, PHD

/s/ Jonathan Hurd	Director
Jonathan Hurd		August 15, 2025

/s/ Jason Isenberg	Director
Jason Isenberg		August 15, 2025

/s/ Nicola Fraser	Director
Nicola Fraser		August 15, 2025

Intelligent Bio Solutions Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Intelligent Bio Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intelligent Bio Solutions, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and other comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

August 15, 2025

Intelligent Bio Solutions Inc.

Consolidated Balance Sheets

	As of June 30,	As of June 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$1,019,909	$6,304,098
Accounts receivable, net	594,614	429,704
Inventories, net	635,215	777,537
Research and development tax incentive receivable	734,408	525,332
Assets held for sale	327,500	-
Other current assets	826,976	497,572
Total current assets	4,138,622	8,534,243
Property and equipment, net	251,325	565,850
Operating lease right-of-use assets	69,520	306,744
Intangibles, net	3,790,319	4,372,026
Total assets	$8,249,786	$13,778,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,534,246	$1,704,568
Current portion of operating lease liabilities	84,659	274,834
Deferred grant income	-	2,486,668
Current employee benefit liabilities	534,990	469,381
Notes payable	197,146	515,282
Total current liabilities	5,351,041	5,450,733
Employee benefit liabilities, less current portion	84,921	63,615
Operating lease liabilities, less current portion	-	81,324
Total liabilities	5,435,962	5,595,672

Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 7,323,377 and 7,323,261 shares issued and outstanding, as of June 30, 2025, respectively; 3,456,116 and 3,456,000 shares issued and outstanding, as of June 30, 2024 respectively	73,230	34,557
Treasury stock, at cost, 116 shares as of June 30, 2025 and 2024	(1)	(1)
Additional paid-in capital	65,783,916	60,971,740
Accumulated deficit	(62,533,065)	(51,964,332)
Accumulated other comprehensive loss	(327,944)	(712,614)
Total consolidated Intelligent Bio Solutions Inc. equity	2,996,136	8,329,350
Non-controlling interest	(182,312)	(146,159)
Total shareholders’ equity	2,813,824	8,183,191
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,249,786	$13,778,863

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Year ended June 30,
	2025	2024
Revenue	$3,052,532	$3,111,781
Cost of revenue (exclusive of amortization shown separately below)	(1,805,673)	(1,686,155)
Gross profit	1,246,859	1,425,626

Other income
Government support income	816,901	424,776

Operating expenses
Selling, general and administrative expenses	(8,883,917)	(9,258,496)
Development and regulatory approval expenses	(2,396,513)	(1,673,806)
Depreciation and amortization	(1,207,875)	(1,201,274)
Impairment of long-lived assets	(220,062)	-
Total operating expenses	(12,708,367)	(12,133,576)
Loss from operations	(10,644,607)	(10,283,174)

Other income (expense), net
Interest expense	(60,890)	(167,140)
Realized foreign exchange loss	(911)	(1,178)
Fair value gain on revaluation of financial instrument	-	175,738
Interest income	101,522	84,822
Total other income, net	39,721	92,242
Net loss	(10,604,886)	(10,190,932)
Net loss attributable to non-controlling interest	(36,153)	(34,173)
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,568,733)	$(10,156,759)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	384,670	(137,118)
Total other comprehensive income (loss)	384,670	(137,118)
Comprehensive loss	(10,220,216)	(10,328,050)
Comprehensive loss attributable to non-controlling interest	(36,153)	(34,173)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	(10,184,063)	(10,293,877)

Net loss per share, basic and diluted	$(2.00)	$(6.38)
Weighted average shares outstanding, basic and diluted	5,273,643	1,592,746

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Convertible						Additional		Other	Non-	Total
	preferred stock		Common stock		Treasury stock		paid-in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2023	-	$-	194,200	$1,942	(116)	$(1)	$46,180,112	$(41,807,573)	$(575,496)	$(111,986)	$3,686,998
Issuance of common stock, Series E Preferred Stock and warrants, net of issuance costs	5,728,723	57,287	186,018	1,860	-	-	3,727,017	-	-	-	3,786,164
Conversion of convertible preferred shares into common stock	(5,728,723)	(57,287)	477,394	4,774	-	-	52,513	-	-	-	-
Conversion of holdback Series C Preferred Stock into common stock	-	-	6,248	62	-	-	32,700	-	-	-	32,762
Issuance of common stock upon cashless exercise Series F warrants	-	-	655,086	6,551	-	-	(6,122)	-	-	-	429
Reverse stock split rounding adjustment	-	-	47,501	475	-	-	(475)	-	-	-	-
Issuance of common stock upon cash exercise of Series E warrants	-	-	629,409	6,291	-	-	1,645,207	-	-	-	1,651,498
Issuance of restricted stock to vendors	-	-	47,889	479	-	-	216,342	-	-	-	216,821
Issuance of common stock, Series I, H1 and H2 warrants, net of issuance costs	-	-	675,183	6,752	-	-	9,110,829	-	-	-	9,117,581
Issuance of common stock upon exercise of Pre-funded warrants	-	-	531,310	5,313	-	-	-	-	-	-	5,313
Stock awards issued to employees	-	-	5,762	58	-	-	13,617	-	-	-	13,675
Foreign currency translation loss	-	-	-	-	-	-	-	-	(137,118)	-	(137,118)
Net loss	-	-	-	-	-	-	-	(10,156,759)	-	(34,173)	(10,190,932)
Balance, June 30, 2024	-	$-	3,456,000	$34,557	(116)	$(1)	60,971,740	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of common stock upon exercise of warrants	-	-	799,447	7,994	-	-	(55)	-	-	-	7,939
Stock awards issued to employees	-	-	99,500	995	-	-	189,050	-	-	-	190,045
Issuance of restricted stock to vendors	-	-	33,655	337	-	-	47,663	-	-	-	48,000
Issuance of common stock, net of issuance costs	-	-	2,934,659	29,347	-	-	4,575,518	-	-	-	4,604,865
Foreign currency translation gain	-	-	-	-	-	-	-	-	384,670	-	384,670
Net loss	-	-	-	-	-	-	-	(10,568,733)	-	(36,153)	(10,604,886)
Balance, June 30, 2025	-	$-	7,323,261	$73,230	(116)	$(1)	$65,783,916	$(62,533,065)	$(327,944)	$(182,312)	$2,813,824

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Bio Solutions Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(10,604,886)	$(10,190,932)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	970,117	974,355
Amortization of right-of-use assets	243,632	238,730
Impairment of long-lived assets	220,062	-
Non-cash loss on foreign currency translation, net	-	1,178
Provision for credit losses	546	6,772
Provision for inventory obsolescence	-	69,676
Stock-based compensation	238,045	230,496
Non-cash refund of R&D expenditure claims	(137,696)	-
Fair value gain on revaluation of holdback Series C Preferred Stock	-	(175,738)
Non-cash other operating activities	113,645	(24,177)
Changes in operating assets and liabilities:
Accounts receivable	(164,910)	(135,843)
Inventories	142,322	202,370
Grant receivable / deferred grant income	(2,486,668)	148,611
Research and development tax incentive receivable	(209,076)	(26,574)
Other current assets	(329,404)	55,219
Accounts payable and accrued expenses	2,577,151	(632,950)
Long-term employee benefit liabilities	21,306	(364,149)
Operating lease liabilities	(271,499)	51,387
Net cash used in operating activities	(9,677,313)	(9,571,569)

Cash Flows from Investing activities
Purchase of property and equipment	(231,838)	(221,426)
Net cash used in investing activities	(231,838)	(221,426)

Cash flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of issuance costs	4,589,866	3,786,164
Proceeds from exercise of warrants, net of issuance costs	7,939	1,656,811
Proceeds from private placement, net of issuance costs	-	9,117,581
Net cash provided by financing activities	4,597,805	14,560,556

Effect of foreign exchange rates on cash and cash equivalents	27,157	(707)

Net decrease (increase) in cash and cash equivalents	(5,284,189)	4,766,854
Cash and cash equivalents, beginning of period	6,304,098	1,537,244
Cash and cash equivalents, end of the period	$1,019,909	$6,304,098

Non-cash investing and financing activities
Equity issuance costs in accounts payable and accrued expenses	$14,999	$-
Conversion of preferred shares into common shares	$-	$57,287
Conversion of holdback Series C Preferred Stock into common stock	$-	$32,762
Issuance of common stock upon cashless exercise of Series F warrants	$55	$6,551

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

NOTE 2. LIQUIDITY AND GOING CONCERN

Through June 30, 2025, Company has financed its operations primarily though proceeds from public offerings and private placements of equity securities, existing trade and shareholder financing arrangements, and the incurrence of debt. The Company incurred net losses of $10,568,733 and $10,156,759 (after losses attributable to non-controlling interest) for the years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company has shareholders’ equity of $2,813,824, working capital deficit of $1,212,419, and an accumulated deficit of $62,533,065.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of these consolidated financial statements. Management believes there is a material risk that the Company’s cash and cash equivalents as of June 30, 2025, of approximately $1.02 million, will be insufficient to fund its current operating plan through at least the next twelve months from the issuance of these consolidated financial statements. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the “SEC”.

The consolidated financial statements and notes thereto give retrospective effect to the stock splits for all periods presented.

Principles of consolidation

These consolidated financial statements include the accounts of the Company, all wholly owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest and is the primary beneficiary. Investments in entities where the Company does not exert a controlling financial interest are not consolidated.

All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believes will materially affect the methodology or assumptions utilized in making these estimates and judgments in these consolidated financial statements. Significant estimates inherent in the preparation of the accompanying consolidated financial statements including the useful lives and impairments of long-lived assets, realizability of inventory, the allocation of transaction price among various performance obligations, fair value of warrants, realization of deferred tax assets and related uncertain tax positions, valuation of stock-based compensation awards and the allowance for credit losses. Actual results could materially differ from these judgments and estimates under different assumptions or conditions.

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer performs the function that allocates resources and assesses performance, and thus serves as the Company’s CODM. The CODM reviews the assets, operating results, and financial metrics for four geographic segments:

●	Americas consists of North America and South America
●	United Kingdom consists of England, Scotland, Northern Ireland and Wales
●	Asia Pacific (“APAC”) consists of South East Asia and Oceania
●	Rest of the World consists of all other countries

The CODM decides how to allocate resources based on a review of financial information presented on a consolidated basis accompanied by disaggregated information about revenue by product types, other income and long-lived assets for the purpose of allocating resources and evaluating financial performance for each geographic region. Accordingly, management has determined that there are four reportable segments.

Accounts Receivable and Allowances for Credit Losses

Accounts receivable primarily arise out of sales to customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and financial stability of its customers, an allowance for credit losses is maintained at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of June 30, 2025 and 2024. Account balances are charged off against the allowance when all reasonable attempts to collect have failed. Actual write-offs may be in excess of the Company’s estimated allowance. The allowance for credit losses was $546 and $6,772 as of June 30, 2025 and 2024, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of June 30, 2025 and 2024, there were no cash equivalents.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme, Financial Services Compensation Scheme or the United States’ Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. The amounts over these insured limits as of June 30, 2025 and 2024 were $541,074 and $5,781,130, respectively. No losses have been incurred to date on any deposits.

Major Customer - One customer accounted for 8.9% and 11.5% of revenues for the years ended June 30, 2025 and 2024, respectively.

Major Supplier - The Company’s largest suppliers accounted for 19.4% and 30.7% of purchases for the years ended June 30, 2025 and 2024, respectively. The Company relies on various suppliers for its operations. For the purpose of supplier concentration analysis, “purchases” include only invoiced costs directly attributable to direct material costs.

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

Assets and liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques:

Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The carrying amounts of cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are representative of their respective fair values because of the short-term nature of those instruments.

Inventories, net

Inventory cost is determined using the weighted-average method and valued at the lower of cost or net realizable value. Cost comprises direct materials and, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value.

Equity offering costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering of its equity securities, offering costs are capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to shareholders’ equity upon the completion of the related offering.

Property and Equipment, net

In accordance with the ASC 360, Property, Plant, and Equipment, the Company’s property, plant and equipment (“PPE”), is stated at cost net of accumulated depreciation and impairment losses, if any. Additions and significant improvements are capitalized while maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of an asset are capitalized.

Costs incurred to acquire, construct, or install PPE, before the assets are ready for use, are capitalized as construction in progress (“CIP”). The carrying amount of assets purchased or constructed using the grant funds are presented net of grant proceeds. CIP is not depreciated until such a time when the asset is substantially completed and ready for its intended use. Expenditure on maintenance and repairs are charged to operations in the period in which the expense is incurred. Construction in progress represents costs attributed to the construction of a manufacturing facility in Australia.

The Company capitalizes direct costs of materials and services consumed in developing or obtaining internal-use software. The Company also capitalizes payroll and related costs for employees who are directly associated with the development of software products for internal use, to the extent of the time spent directly on the development of software. Capitalization of costs begins during the application development stage and ends when the software is available for general use. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred.

Property and equipment carrying values are reviewed for impairment when events or circumstances indicate that the asset group to which the property and equipment belong might be impaired.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

●	Other equipment – 3 years

●	Software – 5 years

●	Production equipment – 2-4 years

●	Leasehold improvements – shorter of asset’s estimated useful life and the remaining term of the lease

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

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

The Company accounts for the lease and non-lease components as a single lease component. Therefore, minimum lease payments used to measure the lease liability include all of the fixed consideration in the contract.

The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date, considering publicly available data for instruments with similar characteristics.

Leases with an initial term of 12 months or less are considered short-term leases and are not recorded on the consolidated balance sheets. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term in the same line item as expense arising from fixed lease payments, which is generally within selling, general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income (loss).

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

Long-lived assets

Long-lived assets consist of property and equipment, right-of-use assets and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of impairment is calculated as the difference between the carrying value and the estimated fair value of the asset.

Assets held for sale

Long-lived assets (including disposal groups) are classified as “Assets held for sale” when all of the applicable criteria are met in accordance with ASC 360-10-45-9:

•	Management commits to a plan to sell the asset or disposal group,
•	The disposal group is available to sell in its present condition,
•	There is an active program to locate a buyer,
•	The disposal group is being actively marketed at a reasonable price in relation to its fair value,
•	Significant changes to the plan to sell are unlikely, and
•	The sale of the disposal group is generally probable of being completed within one year.

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment is not recorded while these assets are classified as assets held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group recorded in other expense, net in consolidated statements of operations. We measured assets held for sale at fair value based on level 1 inputs. See note 7—Assets held for sale for further information.

In June 2025, the Company determined that assets purchased for a manufacturing facility that was under development would not be used in the facility and there was no alternative use thus management commenced the sale of the equipment, which met the criteria to be held for sale. The assets were reclassified as assets held for sale in our consolidated balance sheets as of June 30, 2025. As a result, we evaluated the assets to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment test included a comparison of estimated sales proceeds less cost to sell to the carrying value of the assets. As a result of this analysis, we recorded a loss of $220,062, which is reflected as an impairment loss on our consolidated statements of operations for the year ended June 30, 2025.

Revenue recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies its performance obligations as evidenced by transfer of control of promised goods to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. In certain arrangements the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, a contract liability, and will be recognized as revenue in the period when control is transferred to the customer.

As of June 30, 2025 and 2024, the Company did not have any contracts assets or contract liabilities.

Disaggregated revenue

The following table disaggregates the Company’s revenue by product type:

	Year Ended June 30,
	2025	2024
Sales of goods - cartridges	$1,762,153	$1,549,409
Sales of goods - readers	711,737	938,897
Other sales	578,642	623,475
Total revenue	$3,052,532	$3,111,781

Government support income

Government support income on the accompanying consolidated statements of operations and other comprehensive income (loss) consists of grant income and a research and development (“R&D”) tax refund and is summarized as follows:

	Year ended June 30,
	2025	2024
Grant income	$271,780	$-
R&D tax refund	545,121	424,776
Total government support income	$816,901	$424,776

a) Grant income

On June 30, 2021, the Company executed a definitive grant agreement with the Australian Government to assist with building a manufacturing facility. The grant had a total value of up to $4.7 million upon the achievement of certain milestones until March 28, 2024 (extended to March 28, 2025 on April 16, 2024). Proceeds from the grant were used primarily to reimburse the Company for costs incurred in the construction of the manufacturing facility.

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

The Australian Government grant proceeds, which will be used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Pursuant to IAS 20, the Company elected to record the grants received initially as deferred income and deduct the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability.

In the fourth quarter of fiscal 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. As a result of the grant acquittal audit, the Company determined the amount owed to the Australian Government was $2,172,108 as of June 30,2025, which is recorded on the consolidated balance sheets in “Accounts payable and accrued expenses”. The Company decided to dispose of the corresponding CIP assets as they had no alternative use to the Company (also refer to Note 7, Assets held for sale). The CIP assets were reclassified to “Assets held for sale” on the consolidated balance sheet as of June 30, 2025. A total of $0 and $543,410 was recognized as CIP asset on the consolidated balance sheets as of June 30, 2025 and 2024, respectively.

Under IAS 20, government grants are initially recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. As of June 30, 2021, management concluded that there was reasonable assurance the grant conditions will be met and all milestone payments received. The total grant value of $4.7 million was recognized as both a grant receivable and deferred grant income on the grant effective date. The project was delayed due to global shortages of semiconductors that are used in manufacturing equipment and global supply chain disruption due to the coronavirus pandemic in the preceding year. The Company had only completed 4 of the 8 milestones in the grant agreement as of June 30, 2024. On April 16, 2024, the Company had entered into a Deed of Variation with Australian Government, Department of Industry, Science and Resources, extending the project completion date to March 28, 2025. The deed of variation also made certain modifications to the project costs. The overall budget of the project was reduced by $1.65 million to account for the changes in scope of the project.

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Pursuant to IAS 20, the Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed out of the grant funds are presented net by deducting the grant proceeds received from the gross costs of the assets or CIP and deferred grant income liability. There was $271,780 and $0 was recognized as deferred grant income during the years ended June 30, 2025 and 2024, respectively.

b) R&D tax refund

The Company incurs R&D expenditures in Australia and the United Kingdom that offers tax credits of 43.5% and 14.5% respectively, which are fully refundable. The Company measures the R&D tax refund by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. A total of $545,121 and $424,776 of R&D tax refund income was recognized in other income during the years ended June 30, 2025 and 2024, respectively.

The R&D tax refund receivable is recognized when there is a reasonable assurance that the amount will be recovered in full through future claims. At June 30, 2025 and 2024, the R&D tax incentive receivable was $734,408 and $525,332, respectively.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses represent indirect operating costs incurred in connection with product sales and corporate administration. SG&A costs include:

•	Salaries, benefits, stock-based compensation, and severance for administrative and sales support staff
•	Marketing, advertising, promotional expenses
•	Investor relationship (IR) costs
•	Occupancy costs
•	Professional services related to legal, audit and other services
•	Insurance costs
•	Travel, utilities and other general expenses

SG&A does not include costs related to manufacturing or R&D. Costs that are directly attributable to production are classified as cost of revenue, while expenses related to product development are recorded as development and regulatory approval expenses.

Development and regulatory approval costs

Development and regulatory approval costs include external expenses incurred under arrangements with third parties; salaries and personnel-related costs; license fees to acquire in-process technology; R&D related costs; intellectual property acquired for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and other expenses. The Company recognizes the benefit of refundable R&D tax refunds as a R&D tax refund income when there is reasonable assurance that the amount claimed will be recovered though the future claims.

Warrants

The Company evaluates the appropriate balance sheet classification of warrants that are issued as either equity or as a derivative liability. The Company classifies a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, Derivatives and Hedging (“ASC 815”), it is classified as a derivative liability and carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of operations and comprehensive income (loss). At June 30, 2025 and 2024, all of the Company’s outstanding warrants were classified as equity.

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, if any, based on the terms of the awards. The fair value of the stock-based payments to employees and non-employees that are fully vested and non-forfeitable at the grant date is measured at their grant date fair value, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

The Company has recognized the obligation for unpaid salaries, director fees, holiday leaves, retirement benefits and long service leave entitlements as employee benefits. Employee benefit obligations are classified as either current or non-current liabilities in the accompanying consolidated balance sheets based on the timing of expected settlement.

Advertising expenses

Advertising expenses are expensed as they are incurred. For the years ended June 30, 2025, and 2024, $1,554,773 and $725,422 of advertising expenses, respectively, were incurred and classified within selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Foreign currency

The Company’s reporting currency is the U.S. Dollar (“USD”). The functional currency for each foreign subsidiary included in these consolidated financial statements is the applicable local currency of each entity.

For each entity whose functional currency is not the USD, assets and liabilities are translated into USD using the exchange rate in effect on the balance sheet date and revenue and expenses are translated into USD using the average rate in effect for year. Translation gains and losses are recorded as a foreign currency translation adjustment as a component of other comprehensive income (loss), which is a component of accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.

Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended June 30, 2025 and 2024, these changes related to foreign currency translation gains and losses. There were no reclassifications out of comprehensive income (loss) for the years ended June 30, 2025 and 2024.

Income taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. Deferred income tax assets and liabilities are measured using enacted tax rates, for the appropriate tax jurisdiction, which are expected to be in effect when these differences are anticipated to reverse.

A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” (greater than 50 percent likelihood) minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision when incurred and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2025 and 2024.

Net loss per share

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

The following outstanding warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	June 30, 2025	June 30, 2024
Warrants	5,508,496	6,310,684

Reclassification

Certain comparative amounts for prior periods have been reclassified to conform to current period presentations. These reclassifications had no effect on net income, loss per share, cash flows, assets, liabilities, or stockholders’ equity as previously reported.

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

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. All disclosure requirements under ASU 2023-07 are required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company adopted ASU 2023-07 effective June 30, 2025, for the annual period beginning July 1, 2024. While the adoption has no impact on our consolidated financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements. Refer to Note 4, Segment Reporting for the inclusion of the new required disclosures.

Pending adoption:

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

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency of the nature and function of expenses, primarily through additional disclosures of certain cost and expenses. ASU 2024-03 will be effective for our annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We expect the adoption of this ASU will have no impact on our financial position or our results of operations but will result in additional disclosures.

NOTE 4. SEGMENT REPORTING

ASC 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers.

Our Segments

During the year ended June 30, 2025, the revised our reportable segments to a region-focused structure, aligning with changes in our business and organizational structure. This transition was driven by several key developments, including the end of project for the construction of a manufacturing facility in Australia during the fourth fiscal quarter of fiscal 2025 and the reversion of intellectual property rights to the University of Newcastle following the liquidation of LSBD, the former licensor. These events prompted a reassessment of the Company’s operating model and strategic priorities, resulting in the adoption of a region-based segment reporting structure that better aligns with the geographic focus of the business and how management evaluates performance and allocates resources.

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A)	Revenue, government support income and net loss

	Year Ended June 30,
	2025	2024
Revenue(1)
United Kingdom	$2,868,027	$2,894,197
APAC	29,167	43,955
Americas	22,638	11,407
Rest of world	132,700	162,222
Total Revenue	$3,052,532	$3,111,781

Government Support Income
United Kingdom	$169,208	$210,605
APAC	647,693	214,171
Total Government Support Income	$816,901	$424,776

Net Income (Loss) (1)
United Kingdom	$(2,933,973)	$(3,121,128)
APAC	(3,474,856)	(3,286,034)
Americas	(4,300,017)	(3,911,798)
Rest of world	103,960	128,028
Total Net Loss	$(10,604,886)	$(10,190,932)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.

B)	Long-lived assets and inventories, net

	Year Ended June 30
	2025	2024
Long-lived assets, net
United Kingdom	$3,906,667	$4,626,798
APAC	204,497	617,822
Americas	-	-
Rest of world	-	-
Total Long-Lived Assets	$4,111,164	$5,244,620

Inventories, net
United Kingdom	$564,559	$731,813
APAC	70,656	45,724
Americas	-	-
Rest of world	-	-
Total Inventories	$635,215	$777,537

Total Long-Lived Assets and Inventories, net	$4,746,379	$6,022,157

The Company’s segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment’s net income (loss) to the consolidated net income(loss) are as follows:

	Year ended June 30, 2025
	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$2,868,027	$29,167	$22,638	$132,700	$3,052,532
Add: Government support income	169,208	647,693	-	-	816,901
Less: Cost of revenue (exclusive of amortization shown separately below)	(1,722,369)	(41,576)	(12,988)	(28,740)	(1,805,673)
Selling, general and administrative expenses	(2,512,262)	(2,928,367)	(3,443,288)	-	(8,883,917)
Development and regulatory approval expenses	(531,299)	(910,031)	(955,183)	-	(2,396,513)
Depreciation and amortization	(1,168,155)	(39,720)	-	-	(1,207,875)
Impairment of long-lived assets	-	(220,062)	-	-	(220,062)
Other segment items (2)	(37,123)	(11,960)	88,804	-	39,721
Segment net income (loss)	$(2,933,973)	$(3,474,856)	$(4,300,017)	$103,960	$(10,604,886)

Reconciliation of net income (loss)
Adjustment and reconciling items	-	-	-	-	-
Consolidated net income (loss)	$(2,933,973)	$(3,474,856)	$(4,300,017)	$103,960	$(10,604,886)

(2)	Other segment items included interest income, interest expense, realized currency loss and Fair value gain on revaluation of financial instrument.

	Year ended June 30, 2024
	United Kingdom	APAC	Americas	Rest of world	Total
Revenue (1)	$2,894,197	$43,955	$11,407	$162,222	$3,111,781
Add: Government support income	210,605	214,171	-	-	424,776
Less: Cost of revenue (exclusive of amortization shown separately below) (1)	(1,588,698)	(52,812)	(10,451)	(34,194)	(1,686,155)
Selling, general and administrative expenses	(2,983,697)	(2,827,376)	(3,447,423)	-	(9,258,496)
Development and regulatory approval expenses	(421,499)	(542,456)	(709,851)	-	(1,673,806)
Depreciation and amortization	(1,161,101)	(40,173)	-	-	(1,201,274)
Impairment of long-lived assets	-	-	-	-	-
Other segment items (2)	(70,935)	(81,343)	244,520	-	92,242
Segment net income (loss)	$(3,121,128)	$(3,286,034)	$(3,911,798)	$128,028	$(10,190,932)

Reconciliation of net income (loss)
Adjustment and reconciling items	-	-	-	-	-
Consolidated net income (loss)	$(3,121,128)	$(3,286,034)	$(3,911,798)	$128,028	$(10,190,932)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.
(2)	Other segment items included interest income, interest expense, realized currency loss and Fair value gain on revaluation of financial instrument.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	June 30, 2025	June 30, 2024
Accounts receivable	$595,160	$436,476
Less: Allowance for credit losses	(546)	(6,772)
Accounts receivable, net	$594,614	$429,704

NOTE 6. INVENTORIES, NET

Inventories consist of the following:

	June 30, 2025	June 30, 2024
Work-in-progress	$205,083	$188,693
Finished goods	430,132	588,844
Inventories, net	$635,215	$777,537

NOTE 7. ASSETS HELD FOR SALE

Assets held for sale consist of the following:

	June 30, 2025	June 30, 2024
Construction in progress (CIP)	$327,500	$-
Assets held for sale	$327,500	$-

In June 2025, the Company determined that assets purchased for a manufacturing facility that was under development would not be used in the facility and the Company had no alternative use. Therefore, management committed to a plan to sell the assets (the “Disposal Group”). The Disposal Group was reclassified to Assets Held for Sale in the accompanying consolidated balance sheet as of June 30, 2025. Depreciation of the Disposal Group will not be recorded while these assets are classified as held for sale. The Company performance an assessment of the Disposal Group and determined the carrying value of the disposal group exceeded the fair value less costs to sell. As a result, the Company recorded an impairment loss of $220,062, which is included as impairment of long-lived assets in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended June 30, 2025.

The Company has not disposed of any assets held for sale during the fiscal year ended June 30, 2025.

NOTE 8. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2025	June 30, 2024
Prepayments	$364,044	$363,071
Goods and services tax receivable	250,088	17,011
Deposits	125,685	111,189
Deferred charges	67,160	-
Other receivables	19,999	6,301
Total	$826,976	$497,572

NOTE 9. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2025	June 30, 2024
Production equipment	$38,827	$35,724
Leasehold improvements	21,818	20,074
Other equipment	42,731	27,417
Software	236,113	-
Construction in progress (CIP)	-	543,410
Gross property and equipment	339,489	626,625
Less: accumulated depreciation and amortization	(88,164)	(60,775)
Property and equipment, net	$251,325	$565,850

The Company recorded depreciation expense of $14,955 and $15,108 in relation to the depreciation of property and equipment for the years ended June 30, 2025, and 2024 respectively.

The following table summarizes the amount of CIP recorded in property and equipment, net on the consolidated balance sheets:

	June 30, 2025 *	June 30, 2024
Investments in construction in progress	$1,099,720	$1,086,820
Less: 50% contributed under government grant	(549,860)	(543,410)
Less: Impairment of construction in progress	(222,360)	-
Less: Amount reclassified to assets held for sale	(327,500)	-
Carrying amount	$-	$543,410

*	Refer to Note 7 for details.

NOTE 10. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as June 30, 2025:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	4.25 years	$5,119,000	$1,089,182	$2,554,906	$3,653,276
Customer relationships	3 years	0.25 years	252,000	53,619	280,151	25,468
Trade names and trademarks	Indefinite	Indefinite	92,000	19,575	-	111,575
Total intangible assets			$5,463,000	$1,162,376	$2,835,057	$3,790,319

Intangible assets, net consist of the following as of June 30, 2024:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	5.25 years	$5,119,000	$593,026	$1,559,822	$4,152,204
Customer relationships	3 years	1.25 years	252,000	29,194	164,030	117,164
Trade names and trademarks	Indefinite	Indefinite	92,000	10,658	-	102,658
Total intangible assets			$5,463,000	$632,878	$1,723,852	$4,372,026

Intangible assets recognized from the acquisition of IFP were allocated to the United Kingdom operating and reportable segment.

The cumulative balance of the accumulated amortization as of June 30, 2025 and 2024 was $ 2,835,057 and $1,723,852 respectively.

Expense related to the amortization of intangible assets charged to the consolidated statements of operations and other comprehensive income (loss) for the years ended June 30, 2025 and 2024 was $949,288 and $947,436, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

2026	$885,062
2027	859,594
2028	859,594
2029	859,594
2030	214,900
Total	$3,678,744

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2025	June 30, 2024
Grant refundable to Australian Government	$2,172,108	$-
Accounts and other payables	897,258	602,337
Accruals	1,189,858	607,176
Goods and services tax payable	84,806	50,283
Accrued compensation and related payables	190,216	444,772
Total	$4,534,246	$1,704,568

NOTE 12. NOTE PAYABLE

The Company assumed a note payable due to a distributor as part of an acquisition. The unpaid principal balance of the loan accrues interest at a rate of 0.97% per annum. The balance is reduced by (i) payments of 10% of the Company’s monthly worldwide gross revenue received in the preceding month and (ii) 50% of sales by the Company to the distributor

The classification of the notes payables is based on sales forecast prepared by the management.

NOTE 13. LEASES

The Company has two non-cancellable operating leases with original lease periods expiring in August 2025 and April 2026.

The components of operating lease expense are as follows:

	Year Ended June 30,
	2025	2024
Amortization of operating lease right-of-use assets	$243,632	$238,730
Interest on operating lease liabilities	4,269	71,667
Total lease expense	$247,901	$310,397

As of June 30, 2025 and 2024, the weighted average remaining lease-term was 0.5 years and 1.3 years, respectively, and the weighted-average discount rate was 13.2%.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of June 30, 2025, is as follows:

2026	$86,910
Total lease payments	86,910
Less: present value discount	(2,251)
Lease liabilities	$84,659

NOTE 14. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 7,323,261 and 3,456,000 were issued and outstanding as of June 30, 2025 and 2024, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, of which 4,012,276 shares have been designated Series C Convertible Preferred Stock 5,728,723 shares have been designated Series E Convertible Preferred Stock. There were no shares of preferred stock issued or outstanding as of June 30, 2025 and 2024.

Warrants

As of June 30, 2025, there were warrants outstanding to purchase shares amounting to 5,508,496 of common stock, held by certain shareholders, with exercise prices ranging from $0.01 to $4,488 per share and a weighted-average exercise price of $16.07 per share. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company raised approximately $7,939 and issued 799,447 shares of common stock in connection with the exercise of outstanding warrants for the years ended June 30, 2025, respectively and the Company raised approximately $6,551,000 through the issuance of 655,086 shares of common stock upon the exercise of outstanding warrants the years ended June 30, 2024, respectively.

At The Market (ATM) Offering

As a result of the sale of shares of common stock by the Company pursuant to the previously disclosed ATM Agreement between the Company and Ladenburg, the Company has raised approximately $2,449,962 (net of commissions of approximately $75,774 paid to Ladenburg) as of August 12, 2025. Of this amount, the Company raised approximately $2,251,540 (net of commissions of approximately $69,637 paid to Ladenburg) through the sale and issuance of 1,434,659 shares of Company common stock pursuant to the ATM Agreement during the period between September 18, 2024, through to June 30, 2025. During the three months ended June 30, 2025, the Company raised approximately $765,201 (net of commissions of approximately $23,666 paid to Ladenburg) through the sale and issuance of 514,296 shares of Company common stock pursuant to the ATM Agreement.

February Offering

On February 20, 2025, the Company entered into an underwriting agreement with Ladenburg, as representative (the February Representative) for the underwriters named in Schedule 1 thereto, relating to an underwritten public offering of 1,304,348 shares of the Company’s common stock. The public offering price for each share was $2.00 per share and the February Underwriters agreed to purchase 1,304,348 shares. The Company granted the February Underwriters a 45-day option to purchase an additional 195,652 shares of common stock at the public offering price of $2.00 per share, less the underwriting discounts and commissions. On February 20, 2025, the February Representative fully exercised the over-allotment option to purchase an additional 195,652 shares of common stock. All of the shares were sold by the Company. The February Offering closed on February 21, 2025. As a result of the overallotment option being exercised in full, the Company raised approximately $2,645,000 (net of underwriting discounts and commissions of approximately $355,000).

Advisory Agreement

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the year ended June 30, 2025, the Company recognized $48,000 of expense related to the ClearThink Agreement in the accompanying consolidated statements of operations and comprehensive income (loss). The Company issued 33,655 restricted stocks to ClearThink during the year ended June 30, 2025.

Stock-based payments under 2019 Stock Incentive Plan

On September 25, 2024, the Company granted its employees 99,500 shares of common stock as compensation. The Company recorded stock compensation expense of $190,045, based on a grant date fair value of $1.91 per share in the accompanying consolidated statement of operations and comprehensive income (loss). All shares of common stock granted vested immediately and there is no unrecognized share-based compensation expense as of June 30, 2025.

NOTE 15. FAIR VALUE MEASUREMENTS

Convertible notes

The Company held back 500,000 Series C Preferred Stock (“Closing Holdback Shares”), from former owners of an acquired entity for one year after the closing of the acquisition to secure potential indemnification claims by the Company against the former owners of the acquired entity. Each share of Series C Preferred Stock was convertible into 0.0125 shares of common stock. Effective one year after the closing of the acquisition, all Closing Holdback Shares were issued and immediately converted into an aggregate of 6,248 shares of common stock.

The following table provides a reconciliation of the beginning and ending balance of the Closing Holdback Shares (in the form of Series C Preferred Stock):

Preferred stock
carried at fair value
(Level 2)
Balance at June 30, 2023	$208,500
Fair value of holdback Series C Preferred Stock at acquisition (Note 5)	(175,738)
Fair value gain on revaluation of holdback Series C Preferred Stock	(32,762)
Balance at June 30, 2024	$-

NOTE 16. COMMITMENTS AND CONTINGENCIES

Agreement with CenExel

On August 1, 2024, the Company signed an agreement with CenExel to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $381,204 on completion of certain milestones. As of June 30, 2025, $89,007 remains payable under the agreement, which is accrued within current liabilities in the accompanying consolidated balance sheets within accounts payable and accrued expenses.

Legal Proceedings

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

NOTE 17. INCOME TAX

The Company computes income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. The Company provides a valuation allowance for deferred tax assets that, based on available evidence, are more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2025 and 2024, and the Company has recorded a valuation allowance of $12,698,469 and $10,421,568, respectively against deferred tax assets in excess of deferred tax liabilities.

The components of net deferred taxes are as follows:

	Year Ended June 30,
	June 30, 2025	June 30, 2024
Deferred tax assets:
Net operating loss - U.S.	$5,206,430	$4,182,278
Net operating loss - Foreign	7,293,562	6,090,380
Operating lease liabilities	18,342	-
Employee benefits	275,950	118,132
Inventory adjustments	-	(1,124)
Foreign exchange	(80,599)	31,902
Deferred tax assets	12,713,685	10,421,568
Less: valuation allowance	(12,698,469)	(10,421,568)
Deferred tax assets after valuation allowance	15,216	-

Deferred tax liabilities:
Operating lease right-of-use assets	(15,216)	-
Deferred tax liabilities	(15,216)	-
Net deferred tax asset	$-	$-

Our statutory income tax rate is expected to be approximately 21%. The provision for income taxes consisted of the following:

Year Ended June 30,
	2025	2024
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended June 30,
	2025	2024
Federal income taxes at statutory rate	21.0%	21.0%
Different tax rate of subsidiary	0.8%	1.1%
Permanent differences	(4.2)%	(2.8)%
Cumulative adjustment to deferred taxes	4.2%	(9.1)%
Return to provision	(0.7)%	0.0%
Change in state tax rates and other	0.4%	(0.2)%
Change in valuation allowance	(21.5)%	(10.0)%
Effective tax rate	-%	-%

Deferred tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	Year Ended June 30,
	2025	2024
U.S. federal statutory rate applies to pretax income (loss)	$(2,227,026)	$(1,848,116)
Different tax rate of subsidiary	(82,675)	(99,401)
Permanent differences	444,887	246,168
Cumulative adjustment to deferred taxes	(444,694)	797,234
Return to provision	74,111	-
Change in state tax rates and other	(41,504)	13,250
Change in valuation allowance	2,276,901	890,865
Total income tax provision (benefit)	$-	$-

As of June 30, 2025 and 2024, the company had federal and foreign income tax net operating loss carry forwards of $59,006,727 and $49,097,053, respectively, which expire at various dates ranging from 2038 through unlimited expiration.

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

	Years Ended June 30,
	2025	2024
Net loss attributable to Intelligent Bio Solutions Inc.	$(10,568,733)	$(10,156,759)
Basic and diluted net loss per share attributed to common shareholders	$(2.00)	$(6.38)
Weighted-average number of shares outstanding	5,273,643	1,592,746

The following outstanding warrants, options and preferred shares were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	June 30, 2025	June 30, 2024
Warrants	5,508,496	6,310,684

NOTE 19. SUBSEQUENT EVENTS

At The Market (ATM) Offering

The Company raised approximately $198,421 (net of commissions of approximately $6,137 paid to Ladenburg) through the sale and issuance of 110,397 shares of common stock between June 30, 2025, through August 12, 2025.

Inducement Agreements

On July 25, 2025, the Company entered into warrant exercise inducement offer letters (each an “Inducement Agreement”) with certain existing holders of certain Company warrants (collectively, the “Holders”) to receive new warrants (the “Inducement Warrants” or “Series J Warrants”) to purchase up to a number of shares of the Company’s common stock equal to 200% of the number of warrant shares to be issued pursuant to the exercise (or prepayment) of Series G Warrants and Series H-1 Warrants (“Existing Warrants”).

Pursuant to the Inducement Agreements, the Company reduced the exercise price for such Existing Warrants to $1.90 per share (the “Reduced Exercise Price”), and the Holders: (i) exercised the Existing Warrants (Series G and Series H-1 Warrants) to purchase 1,545,494 shares of the Company’s common stock; and (ii) prepaid $1.89 per share of the Reduced Exercise Price for Series H-1 Warrants to purchase 477,734 shares of the Company’s common stock in consideration of the Company further reducing the exercise price of Series H-1 Warrants to purchase 477,734 shares of the Company’s common stock to $0.01 per share.

The gross proceeds to the Company from the exercise (or prepayment of the exercise price) of the Existing Warrants were approximately $3.8 million, prior to deducting placement fees and estimated offering expenses.

The Inducement Warrants (Series J Warrants) have an initial exercise price equal to $1.90 per share and will expire five and one-half (5.5) years from the date of issuance. The Inducement Warrants will be exercisable upon the Company’s receipt of stockholder approval of the exercise of the Inducement Warrants into an aggregate of up to 4,046,456 shares of common stock.

Leases

Cambridge, England

On August 12, the Company entered into a lease renewal agreement for its multifunctional facility located at Cambridge, England, which will replace the existing lease that is set to expire on August 31, 2025.

The new lease term begins on September 1, 2025 and extends through August 31, 2035. Under the amended agreement, the Company has agreed to pay monthly base rent of approximately $24,800, compared to $22,600 under the existing lease. The renewal also provides for an increase on September 1, 2029 of the monthly rental amount to current market rates and includes an option to break the lease on September 1, 2030, subject to providing 9 months written notice.

Sydney, Australia

On August 11, 2025, the Company signed a Heads of Agreement (HOA) for its office/warehouse space located at Sydney, Australia. HOA sets out the key terms of a lease renewal agreement which will replace the existing lease that is set to expire on April 25, 2026.

The new lease term will begin on April 26, 2026 and extends through April 25, 2029. Under the HOA, the Company has agreed to pay monthly base rent of approximately $4,189, compared to $3,592 under the existing lease.

Other than the event noted, no material subsequent events have taken place that require disclosure in these consolidated financial statements noted between June 30, 2025, and the date of this report.

