Form 10-Q
period 2025-09-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2025-11-12
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39825

Intelligent Bio Solutions Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1512711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

135 West 41ST Street, 5th Floor, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 828-8258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INBS	The Nasdaq Stock Market LLC

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

As of November 10, 2025, there were 9,452,553 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	As of September 30,	As of June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,660,105	$1,019,909
Accounts receivable, net	717,823	594,614
Inventories	628,177	635,215
Research and development tax incentive receivable	924,062	734,408
Assets held for sale	66,020	327,500
Other current assets	488,182	826,976
Total current assets	4,484,369	4,138,622
Property and equipment, net	271,745	251,325
Operating lease right-of-use assets	1,808,892	69,520
Intangibles, net	3,473,303	3,790,319
Total assets	$10,038,309	$8,249,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,992,427	$4,534,246
Current portion of operating lease liabilities	362,801	84,659
Current employee benefit liabilities	567,059	534,990
Notes payable	139,787	197,146
Total current liabilities	5,062,074	5,351,041
Employee benefit liabilities, less current portion	100,041	84,921
Operating lease liabilities, less current portion	1,449,265	-
Total liabilities	6,611,380	5,435,962
Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 9,098,473 and 9,098,357 shares issued and outstanding, respectively, as of September 30, 2025; 7,323,377 and 7,323,261 shares issued and outstanding, respectively, as of June 30, 2025	90,985	73,230
Treasury stock, at cost, 116 shares as of September 30, 2025 and June 30, 2025	(1)	(1)
Additional paid-in capital	69,325,542	65,783,916
Accumulated deficit	(65,516,071)	(62,533,065)
Accumulated other comprehensive loss	(279,228)	(327,944)
Total consolidated Intelligent Bio Solutions Inc. equity	3,621,227	2,996,136
Non-controlling interest	(194,298)	(182,312)
Total shareholders’ equity	3,426,929	2,813,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,038,309	$8,249,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2025	2024
Revenue	$1,111,797	$872,287
Cost of revenue (exclusive of amortization shown separately below)	(593,506)	(525,486)
Gross profit	518,291	346,801

Other income
Government support income	193,267	126,128

Operating expenses
Selling, general and administrative expenses	(2,659,824)	(1,949,016)
Development and regulatory approval expenses	(486,169)	(948,752)
Depreciation and amortization	(303,378)	(300,422)
Impairment of long-lived assets	(261,780)	-
Total operating expenses	(3,711,151)	(3,198,190)
Loss from operations	(2,999,593)	(2,725,261)

Other income (expense), net
Interest expense	(3,903)	(22,327)
Realized foreign exchange loss	-	(51)
Interest income	8,504	52,840
Total other income, net	4,601	30,462
Net loss	(2,994,992)	(2,694,799)
Net loss attributable to non-controlling interest	(11,986)	(9,166)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,983,006)	$(2,685,633)

Other comprehensive income (loss)
Foreign currency translation gain	48,716	216,355
Total other comprehensive income	48,716	216,355
Comprehensive loss	(2,946,276)	(2,478,444)
Comprehensive loss attributable to non-controlling interest	(11,986)	(9,166)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,934,290)	$(2,469,278)

Net loss per share, basic and diluted	$(0.35)	$(0.70)
Weighted average shares outstanding, basic and diluted	8,546,934	3,811,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

Three Months Ended September 30, 2025 and 2024

	Common stock		Treasury stock		Additional paid-in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2025	7,323,261	$73,230	(116)	$(1)	$65,783,916	$(62,533,065)	$(327,944)	$(182,312)	$2,813,824
Issuance of restricted stock to vendors	8,164	82	-	-	11,918	-	-	-	12,000
Issuance of common stock, net of issuance costs At Market Offerings	123,264	1,233	-	-	212,517	-	-	-	213,750
Common stock issued for warrants exercised, net of issuance costs	1,643,668	16,440	-	-	3,317,191	-	-	-	3,333,631
Foreign currency translation gain	-	-	-	-	-	-	48,716	-	48,716
Net loss	-	-	-	-	-	(2,983,006)	-	(11,986)	(2,994,992)
Balance, September 30, 2025	9,098,357	$90,985	(116)	$(1)	69,325,542	$(65,516,071)	$(279,228)	$(194,298)	$3,426,929

	Common stock		Treasury stock		Additional paid-in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2024	3,456,000	$34,557	(116)	$(1)	$60,971,740	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of common stock upon exercise of warrants	793,930	7,939	-	-	-	-	-	-	7,939
Stock awards issued to employees	99,500	995	-	-	189,050	-	-	-	190,045
Issuance of restricted stock to vendors	11,162	112	-	-	11,888	-	-	-	12,000
Issuance of common stock, net of issuance costs	17,167	172	-	-	34,339	-	-	-	34,511
Foreign currency translation gain	-	-	-	-	-	-	216,355	-	216,355
Net loss	-	-	-	-	-	(2,685,633)	-	(9,166)	(2,694,799)
Balance, September 30, 2024	4,377,759	$43,775	(116)	$(1)	$61,207,017	$(54,649,965)	$(496,259)	$(155,325)	$5,949,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,994,992)	$(2,694,799)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	257,907	241,622
Amortization of right-of-use assets	45,471	61,489
Impairment of long-lived assets	261,780	-
Provision for credit losses	73	-
Stock-based compensation	12,000	202,045
Non-cash refund of R&D expenditure claims	-	(86,037)
Non-cash other operating activities	147,842	(33,170)
Changes in operating assets and liabilities
Accounts receivable	(123,209)	(148,874)
Inventories	7,038	38,748
Research and development tax incentive receivable	(189,654)	(123,002)
Deferred charges	-	(127,586)
Other current assets	338,794	101,379
Accounts payable and accrued expenses	(567,109)	221,335
Long-term employee benefit liabilities	15,120	6,116
Operating lease liabilities	(57,886)	(46,482)
Net cash used in operating activities	(2,846,825)	(2,387,216)

Cash flows from investing activities
Purchase of property and equipment	(70,401)	-
Net cash used in investing activities	(70,401)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	224,534	34,511
Proceeds from issuance of common stock for warrants exercised, net of issuance costs	3,333,631	7,939
Net cash provided by financing activities	3,558,165	42,450

Effect of foreign exchange rates on cash and cash equivalents	(743)	30,099

Net increase (decrease) in cash and cash equivalents	640,196	(2,314,667)
Cash and cash equivalents, beginning of the period	1,019,909	6,304,098
Cash and cash equivalents, end of the period	$1,660,105	$3,989,431

Non-cash investing and financing activities
Equity issuance costs in accounts payable and accrued expenses	$-	$127,586
Receivable for issuance of common shares	$4,215	$-
Operating lease assets obtained in exchange for operating lease liabilities	$1,785,293	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Intelligent Bio Solutions Inc. (formerly known as GBS Inc.) and its wholly owned Delaware subsidiary, GBS Operations Inc., were each formed on December 5, 2016, under the laws of the state of Delaware. The Company’s Australian subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd, (formerly known as Glucose Biosensor Systems (Greater China) Pty Ltd) was formed on August 4, 2016, under the laws of New South Wales, Australia. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales. Our headquarters are in New York City.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

Through September 30, 2025, the Company has financed its operations primarily through proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. The Company incurred net losses of $2,983,006 (after losses attributable to non-controlling interest) for the three months ended September 30, 2025. As of September 30, 2025, the Company has shareholders’ equity of $3,426,929, working capital deficit of $577,705, and an accumulated deficit of $65,516,071.

The Company anticipates operating losses for the foreseeable future. The Company does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it sufficiently delivers on its objectives which include completion of the regulatory approval process in the United States of America (U.S.) and other markets where such approval may be required, expansion of its revenue base into target markets, and the continued development of its products. The ability to achieve these objectives is subject to inherent risks and no assurance can be provided that these objectives will be fully achieved within the next 12 months.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of these unaudited condensed consolidated financial statements. Management believes there is a material risk that the Company’s cash and cash equivalents as of September 30, 2025, of approximately $1.66 million, will be insufficient to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital requirements in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 15, 2025 (the “2025 Form 10-K”).

There have been no material changes to our significant accounting policies disclosed in Note 3 - Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2025 Form 10-K.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods and there are no known trends, commitments, events or uncertainties that management believes will materially affect the methodology or assumptions utilized in making these estimates and judgments in these unaudited condensed consolidated financial statements.

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include the useful lives and impairments of long-lived assets, realizability of inventory, the allocation of transaction price among various performance obligations, fair value of warrants, realization of deferred tax assets and related uncertain tax positions, valuation of stock-based compensation awards and the allowance for credit losses. Actual results could materially differ from these judgments and estimates under different assumptions or conditions.

Segment Reporting

Accounting Standard Codification (“ASC”) 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer performs the function that allocates resources and assesses performance, and thus serves as the Company’s CODM. The CODM reviews the assets, operating results, and financial metrics for four geographic segments:

●	Americas consists of North America and South America
●	United Kingdom consists of England, Scotland, Northern Ireland and Wales
●	Asia Pacific (“APAC”) consists of Southeast Asia and Oceania
●	Rest of World consists of all other countries

The CODM decides how to allocate resources based on a review of financial information presented on a consolidated basis accompanied by disaggregated information about revenue by product types, other income and long-lived assets for the purpose of allocating resources and evaluating financial performance for each geographic region. Accordingly, there are four reportable segments.

Accounts Receivable and Allowances for Credit Losses

Accounts receivable primarily arise out of sales to customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and financial stability of its customers, an allowance for credit losses is maintained at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of September 30, 2025, and June 30, 2025. Account balances are charged off against the allowance when all reasonable attempts to collect have failed. Actual write-offs may be in excess of the Company’s estimated allowance. The allowance for credit losses was $619 and $546 as of September 30, 2025, and June 30, 2025, respectively. The provision for credit losses for the three months ended September 30, 2025, and 2024 was $73 and $0, respectively.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of Australia’s Financial Claims Scheme, the U.K. Financial Services Compensation Scheme or the U.S. Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. The amounts over these insured limits as of September 30, 2025 and June 30, 2025 were $1,183,852 and $541,074, respectively. No losses have been incurred to date on any deposits.

Major Customer - One customer accounted for 11.7% and 17.8% of revenues for three months ended September 30, 2025 and 2024, respectively.

Major Supplier - The Company’s largest suppliers accounted for 17.6% and 20.3% of purchases for the three months ended September 30, 2025 and 2024, respectively. The Company relies on various suppliers for its operations. For the purpose of supplier concentration analysis, “purchases” include only invoiced costs directly attributable to direct material costs.

Disaggregated revenue

The following table disaggregates the Company’s revenue by product type:

	Three Months Ended September 30,
	2025	2024
Sales of goods - cartridges	$640,300	$448,514
Sales of goods - readers	286,913	233,786
Other sales - accessories	184,584	189,987
Total revenue	$1,111,797	$872,287

Government support income

The following table disaggregates the Company’s government support income by type:

	Three Months Ended September 30,
	2025	2024
Grant income	$-	$16,041
Research and development (“R&D”) tax refund	193,267	110,087
Total government support income	$193,267	$126,128

Foreign currency

The Company’s reporting currency is the U.S. Dollar (“USD”). The functional currency for each foreign subsidiary included in these unaudited condensed consolidated financial statements is the applicable local currency of each entity.

For each entity whose functional currency is not the USD, assets and liabilities are translated into USD using the exchange rate in effect on the balance sheet date and revenue and expenses are translated into USD using the average rate in effect for period. Translation gains and losses are recorded as a foreign currency translation adjustment as a component of other comprehensive income (loss), which is a component of accumulated other comprehensive income (loss) on the accompanying unaudited condensed consolidated balance sheets.

Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Recent Accounting Pronouncements

Pending adoption:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements. The Company expects to adopt this guidance in its Annual Report on Form 10-K for the year ending June 30, 2026.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency of the nature and function of expenses, primarily through additional disclosures of certain cost and expenses. ASU 2024-03 will be effective for our annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We expect the adoption of this ASU will have no impact on our financial position or our results of operations but will result in additional disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses, which amends topic 326. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). This guidance is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard on the unaudited condensed consolidated financial statements.

Other ASUs issued but not effective until after September 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.

NOTE 4. SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers.

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A) Revenue, government support income and net loss

	Three Months Ended September 30,
	2025	2024(1)
Revenue
United Kingdom	$1,068,920	$823,837
APAC	1,686	580
Americas	4,970	11,095
Rest of World	36,221	36,775
Total Revenue	$1,111,797	$872,287

Government Support Income
United Kingdom	$70,381	$-
APAC	122,886	126,128
Total Government Support Income	$193,267	$126,128

Net Income (Loss)
United Kingdom	$(617,454)	$(666,952)
APAC	(1,152,599)	(881,436)
Americas	(1,251,737)	(1,167,526)
Rest of World	26,798	21,115
Total Net Loss	$(2,994,992)	$(2,694,799)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.

B) Long-lived assets and inventories, net

Long-lived assets, net	September 30, 2025	June 30, 2025
United Kingdom	$5,360,433	$3,906,667
APAC	193,507	204,497
Americas	-	-
Rest of World	-	-
Total Long-Lived Assets	$5,553,940	$4,111,164

Inventories
United Kingdom	$560,027	$564,559
APAC	68,150	70,656
Americas	-	-
Rest of World	-	-
Total Inventories	$628,177	$635,215

Total Long-Lived Assets and Inventories, net	$6,182,117	$4,746,379

The Company’s segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment’s net income (loss) to the consolidated net income(loss) are as follows:

	Three Months Ended September 30, 2025
	United Kingdom	APAC	Americas	Rest of World	Total
Revenue	$1,068,920	$1,686	$4,970	$36,221	$1,111,797
Add: Government support income	70,381	122,886	-	-	193,267
Less: Cost of revenue (exclusive of amortization shown separately below)	(581,486)	(1,551)	(1,046)	(9,423)	(593,506)
Selling, general and administrative expenses	(760,600)	(762,959)	(1,136,265)	-	(2,659,824)
Development and regulatory approval expenses	(128,681)	(231,270)	(126,218)	-	(486,169)
Depreciation and amortization	(284,808)	(18,570)	-	-	(303,378)
Impairment of long-lived assets	-	(261,780)	-	-	(261,780)
Other segment items(1)	(1,180)	(1,041)	6,822	-	4,601
Segment net income (loss)	$(617,454)	$(1,152,599)	$(1,251,737)	$26,798	$(2,994,992)

(1)	Other segment items included interest income, interest expense and realized currency loss.

	Three Months Ended September 30, 2024(1)
	United Kingdom	APAC	Americas	Rest of World	Total
Revenue	$823,837	$580	$11,095	$36,775	$872,287
Add: Government support income	-	126,128	-	-	126,128
Less: Cost of revenue (exclusive of amortization shown separately below)	(491,264)	(11,957)	(6,605)	(15,660)	(525,486)
Selling, general and administrative expenses	(581,560)	(699,253)	(668,203)	-	(1,949,016)
Development and regulatory approval expenses	(112,794)	(281,963)	(553,995)	-	(948,752)
Depreciation and amortization	(290,158)	(10,264)	-	-	(300,422)
Impairment of long-lived assets	-	-	-	-	-
Other segment items(2)	(15,013)	(4,707)	50,182	-	30,462
Segment net income (loss)	$(666,952)	$(881,436)	$(1,167,526)	$21,115	$(2,694,799)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.
(2)	Other segment items included interest income, interest expense and realized currency loss.

NOTE 5. INVENTORIES

Inventories consist of the following:

	September 30, 2025	June 30, 2025
Work-in-progress	$295,037	$205,083
Finished goods	333,140	430,132
Inventories	$628,177	$635,215

NOTE 6. ASSETS HELD FOR SALE

In September 2025, the Company reviewed its assets held for sale, to ensure they were recorded at the lower of their carrying value or fair value less costs to sell, in accordance with ASC 360, Property, Plant and Equipment. Fair value was measured on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, using a market approach adjusted for estimated transaction terms and disposal costs. Significant unobservable inputs included estimated selling price ranges derived from indicative third-party discussions, discounts for marketability, and management’s estimate of direct selling costs, resulting in a Level 3 fair value measurement within the fair value hierarchy. As a result of this analysis, the Company recorded an impairment loss of $261,780, which is reflected as “impairment of long-lived assets” on our unaudited condensed consolidated statements of operations for the three months ended September 30, 2025.

Assets held for sale consist of the following:

	September 30, 2025	June 30, 2025
Construction in progress (CIP)	$66,020	$327,500
Assets held for sale	$66,020	$327,500

The Company has not disposed of any assets held for sale during the three months ended September 30, 2025.

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of September 30, 2025:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	4 years	$5,119,000	$955,136	$2,709,999	$3,364,137
Customer relationships	3 years	-	252,000	47,020	299,020	-
Trade names and trademarks	Indefinite	Indefinite	92,000	17,166	-	109,166
Total intangible assets			$5,463,000	$1,019,322	$3,009,019	$3,473,303

Intangible assets, net consist of the following as of June 30, 2025:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	4.25 years	$5,119,000	$1,089,182	$2,554,906	$3,653,276
Customer relationships	3 years	0.25 years	252,000	53,619	280,151	25,468
Trade names and trademarks	Indefinite	Indefinite	92,000	19,575	-	111,575
Total intangible assets			$5,463,000	$1,162,376	$2,835,057	$3,790,319

The cumulative balance of the accumulated amortization as of September 30, 2025 and June 30,2025, was $3,009,019 and $2,835,057, respectively.

Expense related to the amortization of intangible assets charged to the unaudited condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended September 30, 2025 and 2024 was $242,369 and $235,464, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Fiscal Year	Amount
Remainder of 2026	$630,776
2027	841,034
2028	841,034
2029	841,034
2030	210,259
Total	$3,364,137

NOTE 8. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 9,098,357 and 7,323,261 were outstanding as of September 30, 2025, and June 30, 2025, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, of which 4,012,276 shares have been designated Series C Convertible Preferred Stock and 5,728,723 shares have been designated Series E Convertible Preferred Stock. There were no shares of preferred stock issued or outstanding as of September 30, 2025, and June 30, 2025.

Warrants

As of September 30, 2025, there were warrants outstanding to purchase 7,935,928 shares of common stock, held by certain shareholders, with exercise prices ranging from $0.01 to $4,488 per share and a weighted-average exercise price of $10.41 per share. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder.

At The Market (ATM) Offering

Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement, the Company originally was permitted to sell from time to time through Ladenburg, as sales agent or principal, shares of the Company’s common stock with initial aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a prospectus supplement (the “2025 March ATM Supplement”) to the 2024 ATM Prospectus (defined below) in connection with the offer, sale, and issuance of up to $1,376,530 shares of Common Stock. Prior to the expiration of our “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022 (“2022 Shelf”), any sale of shares pursuant to the ATM Agreement were made under 2022 Shelf and included base prospectus, and under the related prospectus supplement filed with the SEC, dated September 18, 2024 (the “2024 ATM Prospectus”), as supplemented by the 2025 March ATM Supplement. On April 11, 2025, the company filed a new “shelf” registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025 (“2025 Shelf”), and subsequently filed prospectus supplement (the “2025 September ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,211,174 shares of Common Stock under the ATM Agreement. Since the expiration of the 2022 Shelf, any sale of shares pursuant to the ATM Agreement are made under the Company’s 2025 Shelf and included base prospectus, and under the related 2025 September ATM Supplement.

As a result of the sale of shares of common stock by the Company pursuant to the previously disclosed ATM Agreement between the Company and Ladenburg, the Company has raised approximately $2,801,271 (net of commissions of approximately $86,639 paid to Ladenburg) as of November 10, 2025. Of this amount, the Company raised approximately $2,465,291 (net of commissions of approximately $76,248 paid to Ladenburg) through the sale and issuance of 1,557,923 shares of Company common stock pursuant to the ATM Agreement during the period between September 18, 2024, through September 30, 2025. During the three months ended September 30, 2025, the Company raised approximately $213,750 (net of commissions of approximately $6,611 paid to Ladenburg) through the sale and issuance of 123,264 shares of Company common stock pursuant to the ATM Agreement.

Inducement Agreements

On July 25, 2025, the Company entered into warrant exercise inducement offer letters (each an “Inducement Agreement”) with certain existing holders (the “Holders”) of certain outstanding Company warrants to receive new warrants (the “Series J Warrants”) to purchase up to a number of shares of the Company’s common stock equal to 200% of the number of warrant shares issued pursuant to the exercise (or prepayment) of outstanding Series G Warrants and outstanding Series H-1 Warrants (the “2025 Warrant Inducement Transaction”).

Pursuant to the Inducement Agreements, the Holders agreed to (i) exercise their outstanding Series G and Series H-1 Warrants at a reduced exercise price of $1.90 per share (the “Reduced Exercise Price”) to purchase an aggregate 1,545,494 shares of the Company’s common stock and (ii) prepay $1.89 per share toward the Reduced Exercise Price for the exercise of Series H-1 Warrants to purchase an additional 477,734 shares, in exchange for the Company’s agreement to further reduce the exercise price of the prepaid Series H-1 Warrants to $0.01 per share, issue Series J Warrants to purchase up to 4,046,456 shares of common stock, and reduce the exercise price of the Series H-2 Warrants to the Reduced Exercise Price for up to 1,568,680 shares. The 2025 Warrant Inducement Transaction closed on July 28, 2025.

As a result of the exercises of the Series G and Series H-1 Warrants, the Company issued an aggregate of 1,545,494 shares of common stock. In addition, as a result of the prepayment of the remaining Series H-1 Warrants, the Company amended such warrants to permit the purchase of 477,734 shares of common stock at an exercise price of $0.01 per share. The Company received aggregate gross proceeds of approximately $3,839,356 and raised approximately $3,332,646, net of underwriting discounts and commissions of approximately $410,542 and legal and compliance costs of $96,168.

Subsequent to the inducement agreements through to September 30, 2025, the Company raised approximately $982 and issued 98,174 shares of common stock in connection with the exercise of outstanding prepaid warrants.

Advisory Agreement

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the three months ended September 30, 2025, the Company recognized $12,000 of expense related to the ClearThink Agreement in the accompanying unaudited condensed consolidated statements of operations and issued 8,164 shares of restricted stock to ClearThink.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

Cambridge, England - On August 12, 2025 the Company entered into a lease renewal agreement for a facility located in Cambridge, England, replacing the existing lease that expired on August 31, 2025. The Company recognized a right-of-use asset of $1,785,294 and a corresponding lease liability of $1,785,294 as of the lease renewal date.

Sydney, Australia - On August 11, 2025, the Company signed a Heads of Agreement (the “HOA”) for its office/warehouse space located in Sydney, Australia, which sets out the key terms of a lease renewal agreement that will replace the existing lease that is set to expire on April 25, 2026. The new lease term will begin on April 26, 2026 and extends through April 25, 2029. Under the HOA, the Company has agreed to pay monthly base rent of approximately $4,189, compared to $3,592 under the existing lease.

Agreement with CenExel HRI

On August 1, 2024, the Company signed an agreement with CenExel HRI to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $381,204 on completion of certain milestones. As of September 30, 2025, $74,012 remains payable under the agreement, which is accrued within current liabilities in the accompanying condensed consolidated balance sheets within accounts payable and accrued expenses.

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

	Three Months Ended September 30,
	2025	2024
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,983,006)	$(2,685,633)
Basic and diluted net loss per share attributed to common shareholders	$(0.35)	$(0.70)
Weighted-average number of shares outstanding	8,546,934	3,811,090

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including warrants to acquire common stock, have been excluded in the computation of diluted loss per share as the effects are antidilutive.

The following outstanding warrants were excluded from the computation of diluted net loss per share:

	As of September 30,
	2025	2024
Warrants	7,935,928	5,516,754

NOTE 11. SUBSEQUENT EVENTS

During October 2025, the Company’s stockholders approved:

●	an amendment to the Company’s 2019 Long Term Incentive Plan to increase the aggregate number of shares available for issuance by an additional 495,000 shares (from 1,300,000 to 1,795,000).
●	the issuance of up to 4,147,616 shares of the Company’s common stock upon the exercise of the Company’s Series J Warrants and the placement agent warrants issued in the 2025 Warrant Inducement Transaction.

The Company raised approximately $335,980 (net of commissions of approximately $10,391 paid to Ladenburg) through the sale and issuance of 354,196 shares of common stock between October 1, 2025, and November 10, 2025.

Other than the events noted above, no material subsequent events have taken place that require disclosure in these unaudited condensed consolidated financial statements noted between September 30, 2025, and the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion contains forward-looking statements based upon management’s current expectations that are subject to risks and uncertainties which may cause our actual results to differ materially from plans and results discussed herein. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” included in Part II of this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” included in Part I of the 2025 Form 10-K. You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for fiscal 2025 and our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with US GAAP, we present “contribution margin” and “contribution margin %”, which are non-GAAP financial measures. Contribution margin and contribution margin % are presented in the section titled “Contribution Margin (non-GAAP)”. We have also included reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our 2025 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, we cannot guarantee future results, levels of activity, performance, or achievements. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

The Company’s current product portfolio includes:

Intelligent Fingerprinting Platform: The Company’s current active product is the Intelligent Fingerprinting Platform, which consists of the proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the U.S., is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The IFP System comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, mining, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

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

● continuing to work to gather additional supporting data to strengthen its new 510(k) submission to the FDA.

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

Biosensor Platform: Under the terms of an Amended and Restated License Agreement dated September 12, 2019 (the “BPT License Agreement”), between the Company and Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”), the Company held an exclusive license in the Asia Pacific Region (“APAC Region”) to the Licensor’s proprietary rights to the biosensor technology (the “Biosensor IP”) used in the biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform”. This platform consists of a small, printable modified organic thin-film transistor strip designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. We refer to products that use the BPT as the “Licensed Products”. This platform technology has the potential to develop a range of Point of Care Tests. We understand that following the commencement of the liquidation of LSBD on July 21, 2023, the intellectual property we licensed from LSBD (the “LSBD IP”), which includes the Biosensor IP, has reverted back to the University of Newcastle. Following our discussions with the University of Newcastle, it is our understanding that the University of Newcastle cannot finalize licensing of the LSBD IP until the liquidation, by virtue of the status of LSBD being under external administration, is completed. As of the date of this Quarterly Report on Form 10-Q, the ASIC database maintained by the Australian Securities and Investments Commission (ASIC) indicates that LSBD (Australian Company Number 613 279 771) is under the status of a company being under external administration. We do not know the timeline for when LSBD’s liquidation will be complete or when LSBD’s status will change, and accordingly, we do not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize appropriate licensing arrangements related to the BPT.

Highlights of Achievements

Major highlights and achievements for the three months ended September 30, 2025:

●	The Company achieved a record quarterly revenue of $1,111,797 for the quarter. This represents a growth of 32% to the previous quarter (June 2025) and 28% on the previous year quarter (September 2024)

●	The cartridges sales were $640,300 for the quarter, representing 57.59% of total sales compared to $448,514 and 51.14% respectively in the previous year’s quarter (September 2024). This is encouraging as cartridges are consumable and hence repetitive sales by nature.

●	These factors have led to a gross profit increase for the quarter reaching 46.6% compared to 39.68% on the previous year quarter ended September 30, 2024.

●	Selling, general, and administration expenses were $2,659,824 for the quarter compared to $1,949,016 for the previous year quarter ended September 30, 2024. A major factor was additional expenditures on promotion and marketing.

●	On September 26, 2025, the Company provided an update on the timeline for anticipated FDA 510(k) clearance for the use of its Intelligent Fingerprinting Drug Screening System for the opiate codeine. The Company anticipates FDA 510(k) clearance in the second half of the 2026 calendar year.

●

On September 17, 2025, the Company provided an update on its FDA 510(k) clearance process for its Intelligent Fingerprinting Drug Screening System. This update was in response to the FDA’s request for new additional information that requires the Company to resubmit a new 510(k) notification.

●	On July 30, 2025, the Company announced it has secured a major contract with one of London’s largest public transport operators, spanning 14 operational sites in greater London and employing over 4,400 staff.

●	On July 16, 2025, the Company announced a new global distribution agreement with SMARTOX®, a Texas-based leader in drug and alcohol screening services, to bring its SmarTest Patch drug detection product to international markets outside of the U.S. and Canada.

●	On July 15, 2025, the Company announced the addition of the SmarTest® Patch to its portfolio of non-invasive drug testing solutions, an innovative wearable device, developed by SMARTOX®, that enables continuous drug detection through sweat over a 7 to 10-day period.

●	The Company added 33 new customer accounts throughout the quarter, bringing the total number of active accounts to 492.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024
Revenue	$1,111,797	$872,287
Cost of revenue (exclusive of amortization shown separately below)	(593,506)	(525,486)
Gross profit	518,291	346,801

Other income
Government support income	193,267	126,128

Operating expenses
Selling, general and administrative expenses	(2,659,824)	(1,949,016)
Development and regulatory approval expenses	(486,169)	(948,752)
Depreciation and amortization	(303,378)	(300,422)
Impairment of long-lived assets	(261,780)	-
Total operating expenses	(3,711,151)	(3,198,190)
Loss from operations	(2,999,593)	(2,725,261)

Other income (expense), net
Interest expense	(3,903)	(22,327)
Realized foreign exchange loss	-	(51)
Interest income	8,504	52,840
Total other income, net	4,601	30,462
Net loss	(2,994,992)	(2,694,799)
Net loss attributable to non-controlling interest	(11,986)	(9,166)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,983,006)	$(2,685,633)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	48,716	216,355
Total other comprehensive income (loss)	48,716	216,355
Comprehensive loss	(2,946,276)	(2,478,444)
Comprehensive loss attributable to non-controlling interest	(11,986)	(9,166)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,934,290)	$(2,469,278)

Revenue

Sales of goods

Revenue from sales of goods increased by $239,510 to $1,111,797 for the three months ended September 30, 2025, from $872,287 for the three months ended September 30, 2024. This increase is mainly due to the expansion of the customer base. We expect this trend to continue as we expand into new markets in the future.

Cost of revenue

Cost of revenue increased by $68,020 to $593,506 for the three months ended September 30, 2025, from $525,486 for the three months ended September 30, 2024. The increase in cost of revenue is mainly due to an increase in direct labor cost due to annual salary revision for direct manufacturing labor during the fourth quarter of fiscal 2025.

Gross profit

Gross profit increased by $171,490 to $518,291 for the three months ended September 30, 2025, from $346,801 for the three months ended September 30, 2024.

The growth in the gross profit margin is mainly due to a shifting product mix where more product sales were associated with higher margin products during the three months ended September 30, 2025, coupled with enhanced production efficiency, which has led to reduced direct labor, direct materials and direct overhead costs per unit produced. We plan to continue to improve on our strategic sales mix and operational streamlining thus driving the increased gross profit as noted above.

Contribution margin (non-GAAP)

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $237,135 to $801,734 for the three months ended September 30, 2025, from $564,599 for the three months ended September 30, 2024. The contribution margin improved by approximately 7.39 percentage points due to improved production efficiency and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

	Three Months Ended September 30,
	2025	2024
Revenue	$1,111,797	$872,287
Direct material cost	(310,063)	(307,688)
Contribution margin (non-GAAP)	$801,734	$564,599
Contribution margin % (non-GAAP)	72.11%	64.73%

Reconciliation of contribution margin (non-GAAP)

	Three Months Ended September 30,
	2025	2024
Revenue (GAAP)	$1,111,797	$872,287
Less: Cost of revenue (exclusive of amortization) (GAAP)	(593,506)	(525,486)
Gross profit (GAAP)	$518,291	$346,801
Add: Direct labor cost	269,198	204,934
Add: Direct overhead cost	14,245	12,864
Contribution margin (non-GAAP)	$801,734	$564,599
Contribution margin % (non-GAAP)	72.11%	64.73%

Government support income

Government support income increased by $67,139 to $193,267 for the three months ended September 30, 2025, from $126,128 for the three months ended September 30, 2024. This increase was primarily attributable to our intentional spending on qualifying research and development expenditures that qualify for reimbursement under certain government subsidies.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $710,808 to $2,659,824 for the three months ended September 30, 2025, from $1,949,016 for the three months ended September 30, 2024. This increase is primarily due to an increase in marketing, promotion, legal and repair costs offset by a decrease in travel, consultancy fees and insurance costs. We anticipate these costs will increase as we continue to expand in new regions.

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

Development and regulatory approval expenses

Development and regulatory approval expenses decreased by $462,583 to $486,169 for the three months ended September 30, 2025, from $948,752 for the three months ended September 30, 2024. This decrease is primarily attributable to the timing of engagement of the research partner for R&D. During the three months ended September 30, 2024, the Company had partnered with CenExel to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan.

We expect development and regulatory expenses to increase in future periods as the Company continues to work to gather additional supporting data to strengthen its new 510(k) submission to the FDA.

Depreciation and amortization

Depreciation and amortization increased by $2,956 to $303,378 for the three months ended September 30, 2025 from $300,422 for the three months ended September 30, 2024. This increase is mainly due to the fluctuation in the foreign exchange rate for conversion of the account balances and amortization of software.

Impairment of long-lived assets

The Impairment of long-lived assets increased by $261,780 to $261,780 for the three months ended September 30, 2025, from $0 for the three months ended September 30, 2024. The increase is mainly due to the impairment of construction in progress assets held for sale.

Other income and expenses

Interest expense

Interest expense decreased by $18,424 to $3,903 for the three months ended September 30, 2025 from $22,327 for the three months ended September 30, 2024. This decrease was attributable to the reduction of the interest recorded for notes payable.

Interest income

Interest income decreased by $44,336 to $8,504 for the three months ended September 30, 2025, from $52,840 for the three months ended September 30, 2024. This decrease was due to the spending of funds received from capital raising activities, which decreases the balance on which interest was earned.

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

Since our inception, we have financed our operations primarily though proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. As of September 30, 2025, we had $1,660,105 in cash and cash equivalents and working capital deficit of $577,705.

At the Market (ATM) Offering - On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement, the Company originally was permitted to sell from time to time through Ladenburg, as sales agent or principal, shares of the Company’s common stock with initial aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a prospectus supplement (the “2025 March ATM Supplement”) to the 2024 ATM Prospectus (defined below) in connection with the offer, sale, and issuance of up to $1,376,530 shares of Common Stock. Prior to the expiration of our “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022 (“2022 Shelf”), any sale of shares pursuant to the ATM Agreement were made under 2022 Shelf and included base prospectus, and under the related prospectus supplement filed with the SEC, dated September 18, 2024 (the “2024 ATM Prospectus”), as supplemented by the 2025 March ATM Supplement. On April 11, 2025, the company filed a new “shelf” registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025 (“2025 Shelf”), and subsequently filed prospectus supplement (the “2025 September ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,211,174 shares of Common Stock under the ATM Agreement. Since the expiration of the 2022 Shelf, any sale of shares pursuant to the ATM Agreement are made under the Company’s 2025 Shelf and included base prospectus, and under the related 2025 September ATM Supplement.

During the period between September 18, 2024, through September 30, 2025, the Company raised approximately $2,465,291 (net of commissions of approximately $76,248 paid to Ladenburg) through the sale and issuance of 1,557,923 shares of Company common stock pursuant to the ATM Agreement. During the three months ended September 30, 2025, the Company raised approximately $213,750 (net of commissions of approximately $6,611 paid to Ladenburg) through the sale and issuance of 123,264 shares of Company common stock pursuant to the ATM Agreement.

Inducement Agreements - On July 25, 2025, the Company entered into warrant exercise inducement offer letters (each an “Inducement Agreement”) with certain existing holders (the “Holders”) of certain outstanding Company warrants to receive new warrants (the “Series J Warrants”) to purchase up to a number of shares of the Company’s common stock equal to 200% of the number of warrant shares issued pursuant to the exercise (or prepayment) of outstanding Series G Warrants and outstanding Series H-1 Warrants (the “2025 Warrant Inducement Transaction”).

Pursuant to the Inducement Agreements, the Holders agreed to (i) exercise their outstanding Series G and Series H 1 Warrants at a reduced exercise price of $1.90 per share (the “Reduced Exercise Price”) to purchase an aggregate 1,545,494 shares of the Company’s common stock and (ii) prepay $1.89 per share toward the Reduced Exercise Price for the exercise of Series H 1 Warrants to purchase an additional 477,734 shares, in exchange for the Company’s agreement to further reduce the exercise price of the prepaid Series H 1 Warrants to $0.01 per share, issue Series J Warrants to purchase up to 4,046,456 shares of common stock, and reduce the exercise price of the Series H 2 Warrants to the Reduced Exercise Price for up to 1,568,680 shares. The 2025 Warrant Inducement Transaction closed on July 28, 2025.

As a result of the exercises of the Series G and Series H-1 Warrants, the Company issued an aggregate of 1,545,494 shares of common stock. In addition, as a result of the prepayment of the remaining Series H-1 Warrants, the Company amended such warrants to permit the purchase of 477,734 shares of common stock at an exercise price of $0.01 per share. The Company received aggregate gross proceeds of approximately $3,839,356 and raised approximately $3,332,646, net of underwriting discounts and commissions of approximately $410,542 and legal and compliance costs of $96,168.

The Company expects that its cash and cash equivalents as of September 30, 2025, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. For more information regarding the repayment of a grant the Company received from the Australian Government, see “Item 1A. Risk Factors - The Company may not be able to repay the grant it received from the Australian Government on time.”

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

Off-Balance Sheet Arrangements

As of September 30, 2025 we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of significant judgment. Actual results may differ from our estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our unaudited condensed consolidated financial statements.

Our critical accounting policies, estimates, and judgments are included in Note 3. Summary of Significant Accounting Policies included in Item 8 of Part II of our 2025 Form 10-K for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, the financial condition and results of operations for the periods presented.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2025, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Ongoing Remediation Plan

Management is committed to continuing the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. We made the following enhancements and continue to make progress to enhance our control environment:

● We completed the implementation of new accounting system for Intelligent Bio Solutions Inc. and Intelligent Bio Solutions (APAC) Pty Ltd that will enhance our internal controls by improving efficiency, accuracy, and reliability in financial reporting and data management. Additionally, we have also commenced implementing new accounting system for our subsidiary Intelligent Fingerprinting Limited and have planned to complete it by the third quarter of fiscal 2026.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on August 15, 2025, except for risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to trade in our securities.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market. The last sale price of our shares of common stock on November 10, 2025, was $0.7845 per share.

We have in the past, and we may again in the future, fail to comply with the continued listing requirements of the Nasdaq Capital Market (including the Minimum Bid Price Requirement), which would subject our common stock to being delisted. Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

Changes in government funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent our product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business, financial condition and results of operations.

Beginning on October 1, 2025, the U.S. government shut down and remains shut down as of the date of this Quarterly Report on Form 10-Q, during which time certain regulatory agencies, such as the FDA and the SEC, have furloughed critical employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Average review times at the agency have fluctuated in recent years as a result of, among other things, government shutdowns and funding reductions. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In December 2016, the 21st Century Cures Act was signed into law. This legislation was designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. However, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform its roles, including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if the current government shutdown continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the current U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

There remains substantial uncertainty as to how the current U.S. administration will seek to or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of IFP System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of September 30, 2025, of $1,660,105 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

As a result of the liquidation of Life Science Biosensor Diagnostics Pty Ltd (LSBD) and the intellectual property rights licensed by the Company from LSBD (the Biosensor IP and intellectual property related to SARS-CoV-2 testing) reverting back to the University of Newcastle, there is a risk of extended delays in negotiating the terms of licensing the intellectual property with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT, the Licensed Products or the COV2 Products

We are party to the BPT License Agreement with LSBD, pursuant to which, among other things, the Company licenses from LSBD certain products and intellectual property related to the biosensor technology used in the Biosensor Platform, which we refer to as the Biosensor IP. The Company also holds a 50% interest in BiosensX (North America) Inc., which has exclusive license to use, make, sell and offer to sell products under the intellectual property rights in connection with the biosensor technology and the glucose/diabetes management field in the U.S., Mexico and Canada.

We understand that following the commencement of the liquidation of LSBD on July 21, 2023, the LSBD IP we licensed from LSBD, which includes the Biosensor IP, has reverted back to the University of Newcastle. Following our discussions with the University of Newcastle, it is our understanding that the University of Newcastle cannot finalize licensing of the Biosensor IP until the liquidation, by virtue of the status of LSBD being under external administration, is completed. As of the date of this Quarterly Report on Form 10-Q the ASIC database maintained by the Australian Securities and Investments Commission (ASIC) indicates that LSBD (Australian Company Number 613 279 771) is under the status of a company being under external administration. We do not know the timeline for when LSBD’s liquidation will be complete or when LSBD’s status will change, and accordingly, we do not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize appropriate licensing arrangements related to the BPT.

Accordingly, there is an inherent risk of extended delays in negotiating the terms of licensing the Biosensor IP with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT or Licensed Products.

These same risks apply to the Company’s licensing of intellectual property from LSBD related to the COV2 Products described in this prospectus, which includes a biosensor strip for antibodies against SARS-CoV-2.

The Company may not be able to repay the grant it received from the Australian Government when due.

In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. Following the grant acquittal audit, an amount of $2,172,108 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of September 30, 2025, as “Accounts payable and accrued expenses”. The Company has finalized the terms of repayments as of September 30, 2025. If the Company is unable to obtain sufficient financing or otherwise raise adequate funds, it may be unable to make required payments when due. Any failure to timely repay such obligations could result in defaults, the acceleration of amounts owed, the imposition of penalties, the initiation of enforcement actions by creditors, and other adverse consequences, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

The loss of our “emerging growth company” status will increase certain reporting and compliance obligations and any failure to meet these expanded requirements could expose us to regulatory scrutiny or sanctions and could harm our reputation and adversely affect our stock price.

We will cease to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), at the end of this fiscal year. As a result, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2026, we will no longer be permitted to take advantage of certain reduced disclosure and other reporting exemptions available to emerging growth companies under the JOBS Act. However, certain of these scaled disclosure requirements will continue to be available to us because we will continue to qualify as a “smaller reporting company” under SEC rules.

Our failure to comply with applicable U.S. federal securities laws, SEC rules, and stock exchange listing standards could subject us or our management to regulatory scrutiny or sanctions and could harm our reputation and adversely affect our stock price.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Series J Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).
4.2	Form of Amended Series H-1 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).
4.3	Form of Amended Series H-2 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).
4.5	Form of Amended Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2025).
10.1	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).
10.2	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended October 16, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.3	First Amendment to Employment Agreement (Simeonidis) dated June 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).
10.4	First Amendment to Employment Agreement (Sakiris) dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).
10.5	Form of Director Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).
10.6	Form of US Employee Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).
10.7	Form of UK/AU Employee Stock Award Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	November 12, 2025	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

