Form 10-Q
period 2025-12-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2026-02-12
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 12, 2026, there were 1,603,783 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$740,371	$1,019,909
Accounts receivable, net	456,657	594,614
Subscription receivable from shareholders, net	9,402,105	-
Inventories	590,246	635,215
Research and development tax incentive receivable	505,172	734,408
Assets held for sale	-	327,500
Other current assets	480,133	826,976
Total current assets	12,174,684	4,138,622
Property and equipment, net	321,741	251,325
Operating lease right-of-use assets	1,887,178	69,520
Intangibles, net	3,269,439	3,790,319
Total assets	$17,653,042	$8,249,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,261,236	$4,534,246
Current portion of operating lease liabilities	382,518	84,659
Current employee benefit liabilities	470,486	534,990
Notes payable	13,001	197,146
Total current liabilities	5,127,241	5,351,041
Employee benefit liabilities, less current portion	106,926	84,921
Operating lease liabilities, less current portion	1,529,064	-
Total liabilities	6,763,231	5,435,962
Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,238,446 and 1,238,434 shares issued and outstanding, respectively, as of December 31, 2025; 732,338 and 732,326 shares issued and outstanding, respectively, as of June 30, 2025*	12,384	7,323
Treasury stock, at cost, 12 shares as of December 31, 2025 and June 30, 2025*	(1)	(1)
Additional paid-in capital*	79,540,489	65,849,823
Accumulated deficit	(68,193,661)	(62,533,065)
Accumulated other comprehensive loss	(266,079)	(327,944)
Total consolidated Intelligent Bio Solutions Inc. equity	11,093,132	2,996,136
Non-controlling interest	(203,321)	(182,312)
Total shareholders’ equity	10,889,811	2,813,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,653,042	$8,249,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)*

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue	$896,774	$607,494	$2,008,571	$1,479,781
Cost of revenue (exclusive of amortization shown separately below)	(437,035)	(384,381)	(1,030,541)	(909,867)
Gross profit	459,739	223,113	978,030	569,914

Other income
Government support income	72,720	133,640	265,987	259,768

Operating expenses
Selling, general and administrative expenses	(2,337,041)	(1,809,114)	(4,996,865)	(3,758,130)
Development and regulatory approval expenses	(522,113)	(506,944)	(1,008,282)	(1,455,696)
Depreciation and amortization	(281,896)	(305,177)	(585,274)	(605,599)
Impairment of long-lived assets	(27,147)	-	(288,927)	-
Total operating expenses	(3,168,197)	(2,621,235)	(6,879,348)	(5,819,425)
Loss from operations	(2,635,738)	(2,264,482)	(5,635,331)	(4,989,743)

Other income (expense), net
Interest expense	(56,209)	(13,502)	(60,112)	(35,829)
Realized foreign exchange loss	-	(750)	-	(801)
Interest income	5,334	21,937	13,838	74,777
Total other income (expense), net	(50,875)	7,685	(46,274)	38,147
Net loss	(2,686,613)	(2,256,797)	(5,681,605)	(4,951,596)
Net loss attributable to non-controlling interest	(9,023)	(7,327)	(21,009)	(16,493)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,677,590)	$(2,249,470)	$(5,660,596)	$(4,935,103)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	13,149	(143,165)	61,865	73,190
Total other comprehensive income (loss)	13,149	(143,165)	61,865	73,190
Comprehensive loss	(2,673,464)	(2,399,962)	(5,619,740)	(4,878,406)
Comprehensive loss attributable to non-controlling interest	(9,023)	(7,327)	(21,009)	(16,493)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,664,441)	$(2,392,635)	$(5,598,731)	$(4,861,913)

Net loss per share, basic and diluted*	$(2.82)	$(4.96)	$(6.27)	$(11.82)
Weighted average shares outstanding, basic and diluted*	950,829	453,582	902,761	417,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity*

(Unaudited)

					Additional		Other	Non-	Total
	Common stock		Treasury stock		paid-in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2025*	732,326	$7,323	(12)	$(1)	$65,849,823	$(62,533,065)	$(327,944)	$(182,312)	$2,813,824
Issuance of restricted stock to vendors	816	8	-	-	11,992	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the- Market Offerings	12,326	123	-	-	213,627	-	-	-	213,750
Common stock issued for warrants exercised, net of issuance costs	164,367	1,644	-	-	3,331,987	-	-	-	3,333,631
Foreign currency translation adjustment	-	-	-	-	-	-	48,716	-	48,716
Net loss	-	-	-	-	-	(2,983,006)	-	(11,986)	(2,994,992)
Balance, September 30, 2025	909,835	9,098	(12)	(1)	69,407,429	(65,516,071)	(279,228)	(194,298)	3,426,929
Reverse stock split rounding adjustment	(1)	-	-	-	-	-	-	-	-
Issuance of restricted stock to vendors	9,236	92	-	-	61,483	-	-	-	61,575
Issuance of common stock, net of issuance costs At-the- Market Offerings	192,072	1,921	-	-	1,157,562	-	-	-	1,159,483
Common stock issued for warrants exercised, net of issuance costs	22,291	223	-	-	2,006	-	-	-	2,229
Issuance of common stock, net of issuance costs	105,000	1,050	-	-	8,912,009	-	-	-	8,913,059
Foreign currency translation adjustment	-	-	-	-	-	-	13,149	-	13,149
Net loss	-	-	-	-	-	(2,677,590)	-	(9,023)	(2,686,613)
Balance, December 31, 2025	1,238,434	$12,384	(12)	$(1)	$79,540,489	$(68,193,661)	$(266,079)	$(203,321)	$10,889,811

	Common stock		Treasury stock		Additional paid-in	Accumulated	Other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2024*	345,600	$3,456	(12)	$(1)	$61,002,841	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of common stock upon exercise of warrants	79,393	794	-	-	7,145	-	-	-	7,939
Stock awards issued to employees	9,950	100	-	-	189,945	-	-	-	190,045
Issuance of restricted stock to vendors	1,116	11	-	-	11,989	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the- Market Offerings	1,717	17	-	-	34,494	-	-	-	34,511
Foreign currency translation adjustment	-	-	-	-	-	-	216,355	-	216,355
Net loss	-	-	-	-	-	(2,685,633)	-	(9,166)	(2,694,799)
Balance, September 30, 2024	437,776	4,378	(12)	(1)	61,246,414	(54,649,965)	(496,259)	(155,325)	5,949,242
Issuance of restricted stock to vendors	811	8	-	-	11,992	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the- Market Offerings	42,120	421	-	-	641,687	-	-	-	642,108
Foreign currency translation adjustment	-	-	-	-	-	-	(143,165)	-	(143,165)
Net loss	-	-	-	-	-	(2,249,470)	-	(7,327)	(2,256,797)
Balance, December 31, 2024	480,707	$4,807	(12)	$(1)	$61,900,093	$(56,899,435)	$(639,424)	$(162,652)	$4,203,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to a 1-for-10 reverse stock split effected on December 15, 2025, throughout the condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(5,681,605)	$(4,951,596)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	585,274	610,746
Impairment of long-lived assets	288,927	-
Stock-based compensation	73,575	214,045
Non-cash adjustment on R&D expenditure claims	127,108	(109,736)
Non-cash other operating activities	32,333	41,806
Changes in operating assets and liabilities:
Accounts receivable	137,957	163,624
Inventories	44,969	76,257
Research and development tax incentive receivable	229,236	149,645
Other current assets	346,843	21,302
Accounts payable and accrued expenses	(521,659)	(792,051)
Long-term employee benefit liabilities	22,005	(135,678)
Operating lease liabilities	(99,303)	(332)
Net cash used in operating activities	(4,414,340)	(4,711,968)

Cash Flows from Investing activities
Proceeds from sale of assets held for sale	40,158	-
Purchase of property and equipment	(138,633)	(8,936)
Net cash used in investing activities	(98,475)	(8,936)

Cash flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	899,185	666,255
Proceeds from issuance of common stock for warrants exercised, net of issuance costs	3,333,631	7,939
Net cash provided by financing activities	4,232,816	674,194

Effect of foreign exchange rates on cash and cash equivalents	461	(15,179)

Net decrease in cash and cash equivalents	(279,538)	(4,061,889)
Cash and cash equivalents, beginning of period	1,019,909	6,304,098
Cash and cash equivalents, end of the period	$740,371	$2,242,209

Non-cash investing and financing activities
Issuance of shares for a subscription receivable from shareholders, net	$9,402,105	$10,363
Operating lease assets obtained in exchange for operating lease liabilities	$1,928,398	$-

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

Reverse Stock Split

December 2025 Reverse Stock Split

On December 12, 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect, as of 11:59 p.m. December 15, 2025, a 1-for-10 reverse stock split of the Company’s common stock (the “2025 Reverse Stock Split”). The Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on December 16, 2025.

Unless otherwise indicated, all issued and outstanding shares of common stock, per share amounts and outstanding equity instruments and awards exercisable into common stock contained in the unaudited condensed consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the 2025 Reverse Stock Split for all prior periods presented.

NOTE 2. LIQUIDITY AND GOING CONCERN

Through December 31, 2025, the Company has financed its operations primarily through proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. The Company incurred net losses of $2,677,590 and $5,660,596 (after losses attributable to non-controlling interest) for the three and six months ended December 31, 2025, respectively (net loss of $2,249,470 and $4,935,103 for the three and six months ended December 31, 2024, respectively). As of December 31, 2025, the Company has shareholders’ equity of $10,889,811, working capital of $7,047,443, and an accumulated deficit of $68,193,661.

The Company expects to continue to incur operating losses for the foreseeable future and does not anticipate generating positive cash flows from operating activities in the near term. The Company’s ability to achieve profitability depends on, among other things, the successful completion of regulatory approval processes in the United States and other markets, expansion of its revenue base into target markets, and the continued development and commercialization of its products. The achievement of these objectives is subject to significant risks and uncertainties, and there can be no assurance that they will be achieved within the next 12 months.

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year from the issuance date of these unaudited condensed consolidated financial statements. Management believes there is a material risk that the Company’s cash and cash equivalents of approximately $740,371 and the subscription receivable from shareholders of $9,402,105 (which, on January 2, 2026, the proceeds were received by the Company) as of December 31, 2025 will be insufficient to fund its current operating plan for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. As a result, the Company will be required to raise additional funds during the next 12 months. See Note 8 for more information regarding the December Private Placement and the subscription receivable.

While the Company intends to obtain additional funding through equity or debt financings, strategic collaborations, or other arrangements, there can be no assurance that such funding will be available on acceptable terms, or at all. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce, or curtail the scope of its operations and development activities.

Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and six months ended December 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 15, 2025 (the “2025 Form 10-K”).

The unaudited condensed consolidated financial statements and notes thereto give retrospective effect for the December 2025 Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants, and per share amounts contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the December 2025 Reverse Stock Split for all periods presented.

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

Accounts Receivable and Allowances for Credit Losses

Accounts receivable primarily arise out of sales to customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and financial stability of its customers, an allowance for credit losses is maintained at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of December 31, 2025 and June 30, 2025. Account balances are charged off against the allowance when all reasonable attempts to collect have failed. Actual write-offs may be in excess of the Company’s estimated allowance. The allowance for credit losses was $619 and $546 as of December 31, 2025, and June 30, 2025, respectively. The provision for credit losses for the three months ended December 31, 2025, and 2024 was $0. The provision for credit losses for the six months ended December 31, 2025, and 2024 was $73 and $0, respectively.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of Australia’s Financial Claims Scheme, the U.K. Financial Services Compensation Scheme or the U.S. Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. The amounts over these insured limits as of December 31, 2025 and June 30, 2025 were $208,647 and $541,074, respectively. No losses have been incurred to date on any deposits.

Major Customer - One customer accounted for 21.6% and 6.7% of revenues for the three months ended December 31, 2025 and 2024, respectively. One customer accounted for 9.6% and 10.7% of revenues for the six months ended December 31, 2025 and 2024, respectively.

Major Supplier - The Company’s largest suppliers accounted for 29.1% and 34.4% of purchases for the three months ended December 31, 2025 and 2024, respectively. The Company’s largest suppliers accounted for 23.1% and 22.7% of purchases for the six months ended December 31, 2025 and 2024, respectively. The Company relies on various suppliers for its operations. For the purpose of supplier concentration analysis, “purchases” include only invoiced costs directly attributable to direct material costs.

Disaggregated revenue

The following table disaggregates the Company’s revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Sales of goods - cartridges	$516,754	$388,297	$1,157,054	$836,811
Sales of goods - readers	246,519	120,787	533,432	354,573
Other sales - accessories	133,501	98,410	318,085	288,397
Total revenue	$896,774	$607,494	$2,008,571	$1,479,781

Government support income

The following table disaggregates the Company’s government support income by type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Grant income	$-	$56,078	$-	$72,119
Research and development (“R&D”) tax refund	72,720	77,562	265,987	187,649
Total government support income	$72,720	$133,640	$265,987	$259,768

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

Pending Adoption:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of this ASU on our unaudited condensed consolidated financial statements. The Company expects to adopt this guidance in its Annual Report on Form 10-K for the year ending June 30, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (ASC Topic 326), which amends the credit losses guidance. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). This guidance is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard on the unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods. The new guidance will become effective for annual reporting periods beginning on January 1, 2028 and interim reporting periods beginning on January 1, 2029, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The standard represents changes to the FASB ASC that (1) clarify, (2) correct errors, or (3) make minor improvements so the FASB ASC is easier to understand and apply. The new guidance will become effective for annual and interim periods beginning on January 1, 2027, with early adoption permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

Other ASUs issued but not effective until after December 31, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.

NOTE 4. SEGMENT INFORMATION

The following tables set forth the Company’s revenue, government support income, net income (loss) and long-lived assets and inventories by operating and reportable segments.

A) Revenue, government support income and net loss

	Three Months Ended December 31,		Six Months Ended December 31,
Revenue	2025	2024(1)	2025	2024(1)
United Kingdom	$846,882	$548,164	$1,915,801	$1,372,001
APAC	1,542	5,966	3,228	6,546
Americas	7,626	12,145	12,596	23,240
Rest of world	40,725	41,219	76,946	77,994
Total Revenue	$896,774	$607,494	$2,008,571	$1,479,781

Government Support Income
United Kingdom	$(28,775)	$40,427	$41,606	$40,427
APAC	101,495	93,213	224,381	219,341
Total Government Support Income	$72,720	$133,640	$265,987	$259,768

Net Income (Loss)
United Kingdom	$(830,202)	$(813,066)	$(1,447,657)	$(1,480,018)
APAC	(867,579)	(704,547)	(2,020,178)	(1,585,983)
Americas	(1,026,478)	(774,065)	(2,278,214)	(1,941,591)
Rest of world	37,646	34,881	64,444	55,996
Net Loss	$(2,686,613)	$(2,256,797)	$(5,681,605)	$(4,951,596)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.

B) Long-lived assets and inventories

Long-lived assets, net	December 31, 2025	June 30, 2025
United Kingdom	$5,149,830	$3,906,667
APAC	328,528	204,497
Total Long-Lived Assets	$5,478,358	$4,111,164

Inventories
United Kingdom	$522,676	$564,559
APAC	67,570	70,656
Total Inventories	$590,246	$635,215

Total Long-Lived Assets and Inventories	$6,068,604	$4,746,379

The Company’s segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment’s net income (loss) to the consolidated net income(loss) are as follows:

	Three Months Ended December 31, 2025					Six Months Ended December 31, 2025
	United Kingdom	APAC	Americas	Rest of world	Total	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$846,882	$1,542	$7,626	$40,725	$896,774	$1,915,801	$3,228	$12,596	$76,946	$2,008,571
Add: Government support income	(28,775)	101,495	-	-	72,720	41,606	224,381	-	-	265,987
Less: Cost of revenue (exclusive of amortization shown separately below)	(431,909)	(1,011)	(1,036)	(3,079)	(437,035)	(1,013,395)	(2,562)	(2,082)	(12,502)	(1,030,541)
Selling, general and administrative expenses	(721,261)	(690,720)	(925,060)	-	(2,337,041)	(1,481,861)	(1,453,679)	(2,061,325)	-	(4,996,865)
Development and regulatory approval expenses	(179,175)	(230,344)	(112,594)	-	(522,113)	(307,856)	(461,614)	(238,812)	-	(1,008,282)
Depreciation and amortization	(262,448)	(19,448)	-	-	(281,896)	(547,256)	(38,018)	-	-	(585,274)
Impairment of long-lived assets	-	(27,147)	-	-	(27,147)	-	(288,927)	-	-	(288,927)
Other segment items(1)	(53,516)	(1,946)	4,587	-	(50,876)	(54,696)	(2,987)	11,409	-	(46,274)
Segment net income (loss)	$(830,202)	$(867,579)	$(1,026,478)	$37,646	$(2,686,613)	$(1,447,657)	$(2,020,178)	$(2,278,214)	$64,444	$(5,681,605)

(1)	Other segment items included interest income, interest expense and realized currency loss.

	Three Months Ended December 31, 2024(1)					Six Months Ended December 31, 2024(1)
	United Kingdom	APAC	Americas	Rest of world	Total	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$548,164	$5,966	$12,145	$41,219	$607,494	$1,372,001	$6,546	$23,240	$77,994	$1,479,781
Add: Government support income	40,427	93,213	-	-	133,640	40,427	219,341	-	-	259,768
Less: Cost of revenue (exclusive of amortization shown separately below)	(364,621)	(13,129)	(293)	(6,338)	(384,381)	(855,885)	(25,086)	(6,898)	(21,998)	(909,867)
Selling, general and administrative expenses	(604,302)	(584,566)	(620,246)	-	(1,809,114)	(1,185,862)	(1,283,819)	(1,288,449)	-	(3,758,130)
Development and regulatory approval expenses	(126,616)	(193,682)	(186,646)	-	(506,944)	(239,410)	(475,645)	(740,641)	-	(1,455,696)
Depreciation and amortization	(295,162)	(10,015)	-	-	(305,177)	(585,320)	(20,279)	-	-	(605,599)
Impairment of long-lived assets	-	-	-	-	-	-	-	-	-	-
Other segment items(2)	(10,956)	(2,334)	20,975	-	7,685	(25,969)	(7,041)	71,157	-	38,147
Segment net income (loss)	$(813,066)	$(704,547)	$(774,065)	$34,881	$(2,256,797)	$(1,480,018)	$(1,585,983)	$(1,941,591)	$55,996	$(4,951,596)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.
(2)	Other segment items included interest income, interest expense and realized currency loss.

NOTE 5. INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2025	2025
Raw material	$278,811	$205,083
Work-in-progress	45,557	-
Finished goods	265,878	430,132
Inventories	$590,246	$635,215

NOTE 6. ASSETS HELD FOR SALE

In December 2025, the Company reviewed its assets held for sale, to ensure they were recorded at the lower of their carrying value or fair value less costs to sell, in accordance with ASC 360, Property, Plant and Equipment. Fair value was measured on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, using a market approach adjusted for estimated transaction terms and disposal costs. Significant unobservable inputs included estimated selling price ranges derived from indicative third-party discussions, discounts for marketability, and management’s estimate of direct selling costs, resulting in a Level 3 fair value measurement within the fair value hierarchy. As a result of this analysis, the Company recorded an impairment loss of $27,147 and $288,927, which is reflected as “impairment of long-lived assets” on our unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2025.

Assets held for sale consist of the following:

	December 31, 2025	June 30, 2025
Construction in progress (CIP)	$-	$327,500
Assets held for sale	$-	$327,500

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of December 31, 2025:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	4 years	$5,119,000	$967,041	$2,925,982	$3,160,059
Customer relationships	3 years	-	252,000	47,606	299,606	-
Trade names and trademarks	Indefinite	Indefinite	92,000	17,380	-	109,380
Total intangible assets			$5,463,000	$1,032,027	$3,225,588	$3,269,439

Intangible assets, net consist of the following as of June 30, 2025:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	4.25 years	$5,119,000	$1,089,182	$2,554,906	$3,653,276
Customer relationships	3 years	0.25 years	252,000	53,619	280,151	25,468
Trade names and trademarks	Indefinite	Indefinite	92,000	19,575	-	111,575
Total intangible assets			$5,463,000	$1,162,376	$2,835,057	$3,790,319

Expenses related to the amortization of intangible assets charged to the unaudited condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended December 31, 2025 and 2024 was $212,228 and $240,783, respectively.

Expenses related to the amortization of intangible assets charged to the unaudited condensed consolidated statements of operations and other comprehensive income (loss) for the six months ended December 31, 2025 and 2024 was $454,597 and $476,247, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter:

Fiscal Year	Amount
Remainder of 2026	$421,341
2027	842,682
2028	842,682
2029	842,682
2030	210,672
Total	$3,160,059

NOTE 8. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 1,238,434 and 732,326 were outstanding as of December 31, 2025, and June 30, 2025, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, of which 4,012,276 shares have been designated Series C Convertible Preferred Stock and 5,728,723 shares have been designated Series E Convertible Preferred Stock. There were no shares of preferred stock issued or outstanding as of December 31, 2025, and June 30, 2025.

Warrants

As of December 31, 2025, there were warrants outstanding to purchase 7,598,398 shares of common stock (subject to adjustment and rounding in accordance with the terms of the applicable warrant agreement), held by certain shareholders, with exercise prices ranging from $0.01 to $1,248 per share and a weighted-average exercise price of $5.01 per share. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder. Therefore, the Company’s outstanding warrants are classified as equity as of December 31, 2025 and June 30, 2025.

At-the-Market (ATM) Offering

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement and under the 2024 ATM Prospectus (as defined below), the Company was originally permitted to sell, from time to time, through Ladenburg, as sales agent or principal, shares of the Company’s common stock with an initial aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a prospectus supplement (the “2025 March ATM Supplement”) to the 2024 ATM Prospectus in connection with the offer, sale, and issuance of up to $1,376,530 of shares of Common Stock. Prior to the expiration of our “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022 (“2022 Shelf”), any sale of shares pursuant to the ATM Agreement were made under 2022 Shelf and included base prospectus, and under the related prospectus supplement filed with the SEC, dated September 18, 2024 (the “2024 ATM Prospectus”), as supplemented by the 2025 March ATM Supplement. On April 11, 2025, the company filed a new “shelf” registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025 (“2025 Shelf”), and subsequently filed prospectus supplement (the “2025 September ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,211,174 of shares of Company common stock under the ATM Agreement. Since the expiration of the 2022 Shelf, any sale of shares pursuant to the ATM Agreement were made under the Company’s 2025 Shelf and included base prospectus, and under the related 2025 September ATM Supplement.

During the period between September 18, 2024, through December 31, 2025, the Company raised approximately $3,624,773 (net of commissions of approximately $112,169 paid to Ladenburg) through the sale and issuance of 347,863 shares (after adjustment for the 2025 Reverse Stock Split) of Company common stock pursuant to the ATM Agreement. During the three months ended December 31, 2025, the Company raised approximately $1,159,483 (net of commissions of approximately $ 35,872 paid to Ladenburg) through the sale and issuance of 192,071 shares (after adjustment for the 2025 Reverse Stock Split) of Company common stock pursuant to the ATM Agreement

Inducement Agreements

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

Pursuant to the Inducement Agreements, the Holders agreed to (i) exercise their outstanding Series G and Series H-1 Warrants at a reduced exercise price of $19.00 per share ($1.90 per share pre-2025 Reverse Stock Split) (the “Reduced Exercise Price”) to purchase an aggregate 154,549 shares (1,545,494 shares pre-2025 Reverse Stock Split) of the Company’s common stock and (ii) prepay $18.90 per share ($1.89 per share pre-2025 Reverse Stock Split) toward the Reduced Exercise Price for the exercise of Series H-1 Warrants to purchase an additional 47,773 shares (477,734 shares pre-2025 Reverse Stock Split), in exchange for the Company’s agreement to further reduce the exercise price of the prepaid Series H-1 Warrants to $0.10 per share ($0.01 per share pre-2025 Reverse Stock Split), issue Series J Warrants to purchase up to 404,646 shares (4,046,456 shares pre-2025 Reverse Stock Split) of common stock, and reduce the exercise price of the Series H-2 Warrants to the Reduced Exercise Price for up to 156,868 shares (1,568,680 shares pre-2025 Reverse Stock Split). The 2025 Warrant Inducement Transaction closed on July 28, 2025.

As a result of the exercises of the Series G and Series H-1 Warrants, the Company issued an aggregate of 154,549 shares (1,545,494 shares pre–2025 Reverse Stock Split) of common stock. In addition, as a result of the prepayment of the remaining Series H-1 Warrants, the Company amended such warrants to permit the purchase of 47,773 shares (477,734 shares pre-2025 Reverse Stock Split) of common stock at an exercise price of $0.10 per share ($0.01 per share pre-2025 Reverse Stock Split). The Company received aggregate gross proceeds of approximately $3,839,356 and raised approximately $3,332,646, net of underwriting discounts and commissions of approximately $410,542 and legal and compliance costs of $96,168.

December 2025 Securities Purchase Agreement

On December 31, 2025, the Company entered into a Securities Purchase Agreement with two healthcare-focused institutional investors in connection with a private placement (the “December Private Placement”) for the sale by the Company of: (i) 2,298,850 shares of Common Stock or, in lieu thereof, Series L Pre-Funded Warrants (the “Series L Pre-Funded Warrants”), (ii) Series K-1 warrants to purchase up to 2,298,850 shares of Common Stock (the “Series K-1 Warrants”), and (iii) Series K-2 warrants to purchase up to 2,298,850 shares of Common Stock (the “Series K-2 Warrants” and, collectively with the Series K-1 Warrants and Series L Pre-Funded Warrants, the “December 2025 Warrants”). The combined purchase price for one share of Common Stock (or one Series L Pre-Funded Warrant) and accompanying Series K-1 and Series K-2 Warrants was $4.35. The December Private Placement closed on January 2, 2026, at which time the Company issued an aggregate of 105,000 shares of Common Stock, 2,193,850 Series L Pre-Funded Warrants, 2,298,850 Series K-1 Warrants, and 2,298,850 Series K-2 Warrants.

Subject to certain ownership limitations, the December 2025 Warrants are exercisable upon issuance. Each Series L Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share, subject to adjustment, and remains exercisable until exercised in full. Each Series K-1 Warrant and Series K-2 Warrant is exercisable for one share of Common Stock at an exercise price of $4.10 per share, subject to adjustment, and has a term of five years commencing on the date a registration statement registering the resale of the shares underlying Series K-1 Warrant and Series K-2 Warrant, as applicable, is declared effective by the U.S. Securities and Exchange Commission (the “SEC”).

Gross proceeds from the December Private Placement were approximately $10.0 million, before deducting placement agent fees and other offering expenses, and excluding any proceeds from the exercise of the December 2025 Warrants. The Company intends to use the net proceeds for working capital and general corporate purposes.

In connection with the December Private Placement, the Company entered into a Registration Rights Agreement with the investors and agreed to file by January 10, 2026, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of Common Stock sold to the investors and the shares of Common Stock issuable upon exercise of the December 2025 Warrants, and to use its best efforts to cause the Resale Registration Statement to be declared effective no later than February 14, 2026. The Company filed the Resale Registration Statement on January 9, 2026, which was declared effective on January 21, 2026.

The $9,402,105 receivable from investors in the December Private Placement as of December 31, 2025, is referred to herein as the subscription receivable. The related cash proceeds were received on January 2, 2026.

Advisory Agreements

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed pay a fee consisting of: (a) an initial grant of 5,260 restricted shares (526 shares post-2025 Reverse Stock Split) of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of a $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the three and six months ended December 31, 2025, the Company recognized $12,000 and $24,000, respectively, of expense related to the ClearThink Agreement in the accompanying unaudited condensed consolidated statements of operations and issued 8,164 (816 shares post 2025 Reverse Stock Split) and 25,530 shares (2,553 shares post 2025 Reverse Stock Split) of restricted stock to ClearThink.

On November 25, 2025, the Company entered into an advisory agreement (the “MDM Agreement”) with MDM Worldwide Solutions, Inc. (“MDM”) pursuant to which MDM provides strategic communication and business advisory services to the Company. As consideration for such services, the Company agreed to pay (a) one-time setup fee of $100,000, (b) monthly fee of $15,000 and (c) initial grant of 75,000 shares of restricted common stock (7,500 shares post 2025 Reverse Stock Split) of common stock. The agreement has an initial term of 12 months and is automatically renewed for successive twelve-month periods unless terminated in accordance with its terms. For the three and six months ended December 31, 2025, the Company recognized $49,500, of expense related to the MDM Agreement in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

Cambridge, England - On August 12, 2025 the Company entered into a lease renewal agreement for a facility located in Cambridge, England, replacing the existing lease that expired on August 31, 2025. The Company recognized a right-of-use asset of $1,785,294 and a corresponding lease liability of $1,785,294 as of the lease renewal date.

Sydney, Australia - On November 4, 2025 the Company entered into a lease modification related to its facility located in Sydney, Australia, which extended the lease term 3 years from April 26, 2026 to April 26, 2029. As a result of the lease modification, the Company remeasured the operating lease liabilities and adjusted the related right-of-use assets based on the revised lease payments and updated discount rates in effect on the modification date and recognized a corresponding right-of-use asset of $129,755 as of the modification date.

Agreement with CenExel HRI

On August 1, 2024, the Company signed an agreement with CenExel HRI to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $381,204 on completion of certain milestones. As of December 31, 2025, $74,012 remains payable under the agreement, which is accrued within current liabilities in the accompanying condensed consolidated balance sheets within accounts payable and accrued expenses.

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

NOTE 10. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock or common stock equivalents outstanding after adjusting for the December 2025 Reverse Stock Split. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,677,590)	$(2,249,470)	$(5,660,596)	$(4,935,103)
Basic and diluted net loss per share attributed to common shareholders	$(2.82)	$(4.96)	$(6.27)	$(11.82)
Weighted-average number of shares outstanding	950,829	453,582	902,761	417,345

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including warrants to acquire common stock, have been excluded in the computation of diluted loss per share as the effects are antidilutive.

The following outstanding warrants were excluded from the computation of diluted net loss per share:

	December 31,
	2025	2024
Warrants	7,598,398	5,516,754

NOTE 11. SUBSEQUENT EVENTS

On January 2, 2026, in connection with the December Private Placement, the Company received $9,402,105 (net of equity costs) of cash related to subscriptions receivable from shareholders that had been recorded on the condensed consolidated balance sheet as “Subscription receivable from shareholders, net” as of December 31, 2025. See Note 8 for more information regarding the December Private Placement and the subscription receivable.

In January 2026, the Company raised approximately $1,044,337 (net of commissions of approximately $550 paid to Ladenburg) upon the issuance of 54,968 shares for exercise of warrants Series J and H-2 by investors on January 13, 2026, and January 15, 2026.

Other than the events noted above, no material subsequent events have taken place that require disclosure in these unaudited condensed consolidated financial statements noted between December 31, 2025, and the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion contains forward-looking statements based upon management’s current expectations that are subject to risks and uncertainties which may cause our actual results to differ materially from plans and results discussed herein. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” included in Part II of this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” included in Part I of the 2025 Form 10-K. You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for fiscal 2025 and our unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Intelligent Bio Solutions Inc. and its wholly owned Delaware subsidiary, GBS Operations Inc., were each formed on December 5, 2016, under the laws of the state of Delaware. The Company’s Australian subsidiary, Intelligent Bio Solutions (APAC) Pty Ltd, was formed on August 4, 2016, under the laws of New South Wales, Australia and was renamed to Intelligent Bio Solutions (APAC) Pty Ltd on January 6, 2023. On October 4, 2022, INBS acquired Intelligent Fingerprinting Limited (“IFP”), a company registered in England and Wales. The Company’s headquarters are in New York City.

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

● expanding sales and distribution throughout Australia, New Zealand and other countries in the Asia Pacific Region (“APAC Region”), and establishing the infrastructure and satisfying the regulatory requirements needed to do so;

● continuing to work to gather additional supporting data to strengthen its new 510(k) submission to the FDA;

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

Highlights of Achievements

Major highlights and achievements for the three months ended December 31, 2025:

●	On December 31, the Company announced a new strategic manufacturing partnership with Syrma Johari MedTech Ltd., to support and scale the production of its Intelligent Fingerprinting Drug Screening Reader. The collaboration is expected to support long-term margin improvement and deliver significant operational and financial benefits for the Company. The Company anticipates annual production cost savings of more than 40%, translating to an expected improvement of approximately 20 percentage points in gross profit compared with its previous manufacturing arrangement.

●	On December 18, the Company announced it had entered into a non-exclusive strategic alliance and collaboration agreement with Vlepis Pty Ltd, an Australian medical and wellbeing technology company specializing in advanced sensing and wearable patch technologies, better positioning the Company to enter the consumer health monitoring market. The partnership will focus on collaboration, leveraging research and development, and expanding distribution networks to strengthen and accelerate international sales and market development. The partnership also provides INBS with the opportunity to evaluate and engage Vlepis’ proprietary enabling technologies and software designed to connect wearable devices with cloud-based platforms and mobile screening applications.

●	On October 23, the Company announced a major new contract with one of the United Kingdom’s largest industrial service providers, representing one of its most significant U.K. commercial deployments to date.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2025 and 2024

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue	$896,774	$607,494	$2,008,571	$1,479,781
Cost of revenue (exclusive of amortization shown separately below)	(437,035)	(384,381)	(1,030,541)	(909,867)
Gross profit	459,739	223,113	978,030	569,914

Other income
Government support income	72,720	133,640	265,987	259,768

Operating expenses
Selling, general and administrative expenses	(2,337,041)	(1,809,114)	(4,996,865)	(3,758,130)
Development and regulatory approval expenses	(522,113)	(506,944)	(1,008,282)	(1,455,696)
Depreciation and amortization	(281,896)	(305,177)	(585,274)	(605,599)
Impairment of long-lived assets	(27,147)	-	(288,927)	-
Total operating expenses	(3,168,197)	(2,621,235)	(6,879,348)	(5,819,425)
Loss from operations	(2,635,738)	(2,264,482)	(5,635,331)	(4,989,743)

Other income (expense), net
Interest expense	(56,209)	(13,502)	(60,112)	(35,829)
Realized foreign exchange loss	-	(750)	-	(801)
Interest income	5,334	21,937	13,838	74,777
Total other income (expense), net	(50,875)	7,685	(46,274)	38,147
Net loss	(2,686,613)	(2,256,797)	(5,681,605)	(4,951,596)
Net loss attributable to non-controlling interest	(9,023)	(7,327)	(21,009)	(16,493)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,677,590)	$(2,249,470)	$(5,660,596)	$(4,935,103)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	13,149	(143,165)	61,865	73,190
Total other comprehensive income (loss)	13,149	(143,165)	61,865	73,190
Comprehensive loss	(2,673,464)	(2,399,962)	(5,619,740)	(4,878,406)
Comprehensive loss attributable to non-controlling interest	(9,023)	(7,327)	(21,009)	(16,493)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,664,441)	$(2,392,635)	$(5,598,731)	$(4,861,913)

Revenue

Sales of goods

Revenue from sales of goods increased by $289,280 to $896,774 for the three months ended December 31, 2025, from $607,494 for the three months ended December 31, 2024. This increase is mainly due to the addition of 17 new customers and increase in the ongoing re-order rate for the consumables. We expect this trend to continue as we expand into new markets in the future.

Revenue from sales of goods increased by $528,790 to $2,008,571 for the six months ended December 31, 2025, from $1,479,781 for the six months ended December 31, 2024. This increase is mainly due to the addition of 49 new customers. We expect this trend to continue as we expand into new markets in the future.

Cost of revenue

Cost of revenue increased by $52,654 to $437,035 for the three months ended December 31, 2025, from $384,381 for the three months ended December 31, 2024. The increase in cost of revenue is mainly due to an increase in direct labor cost due to annual salary revision for direct manufacturing labor during the fourth quarter of fiscal 2025.

Cost of revenue increased by $120,674 to $1,030,541 for the six months ended December 31, 2025, from $909,867 for the six months ended December 31, 2024. The increase in cost of revenue is mainly due to an increase in direct labor cost due to annual salary revision for direct manufacturing labor during the fourth quarter of fiscal 2025.

Gross profit

Gross profit increased by $236,626 to $459,739 for the three months ended December 31, 2025, from $223,113 for the three months ended December 31, 2024.

Gross profit increased by $408,116 to $978,030 for the six months ended December 31, 2025, compared to $569,914 for the six months ended December 31, 2024. Gross margin increased to 48.69% from 38.51% in the prior-year period.

Gross profit margin improvement during the period was driven by a combination of operational efficiencies and the capitalization of certain direct labor costs relating to software development activities. The software development activities reduced reported cost of sales and increased gross margin. Excluding the impact of this capitalization, underlying gross margin also improved due to operational efficiencies and a more favourable sales mix. Management intends to further enhance strategic sales mix and optimize operational processes to continue driving sustainable gross profit improvement. We intend to enhance our strategic sales mix and optimize operational processes, with the objective of continuing to improve gross profit.

Contribution margin (non-GAAP)

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $235,881 to $667,923 for the three months ended December 31, 2025, from $432,042 for the three months ended December 31, 2024. The contribution margin improved by approximately 3.36 percentage points due to improved production efficiency and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $473,016 to $1,469,657 for the six months ended December 31, 2025, from $996,641 for the six months ended December 31, 2024. The contribution margin improved by approximately 5.82 percentage points due to improved production efficiency and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue	$896,774	$607,494	$2,008,571	$1,479,781
Direct material cost	(228,851)	(175,452)	(538,914)	(483,140)
Contribution margin (non-GAAP)	$667,923	$432,042	$1,469,657	$996,641
Contribution margin % (non-GAAP)	74.48%	71.12%	73.17%	67.35%

Reconciliation of contribution margin (non-GAAP)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue (GAAP)	$896,774	$607,494	$2,008,571	$1,479,781
Less: Cost of revenue (exclusive of amortization) (GAAP)	(437,035)	(384,381)	(1,030,541)	(909,867)
Gross Profit (GAAP)	$459,739	$223,113	$978,030	$569,914
Add: Direct labor cost	203,608	194,462	472,806	399,396
Add: Direct overhead cost	4,576	14,467	18,821	27,331
Contribution margin (non-GAAP)	$667,923	$432,042	$1,469,657	$996,641
Contribution margin % (non-GAAP)	74.48%	71.12%	73.17%	67.35%

Government support income

Government support income decreased by $60,920 to $72,720 for the three months ended December 31, 2025, from $133,640 for the three months ended December 31, 2024. This decrease was primarily attributable to changes in U.K. R&D tax credit legislation, reducing the benefit from 14.5% to 10% of eligible R&D expenditures.

Government support income increased by $6,219 to $265,987 for the six months ended December 31, 2025, from $259,768 for the six months ended December 31, 2024. The increase was primarily driven by higher qualifying research and development expenditures eligible for reimbursement under government support programs in Australia offset by the reduction in the U.K. R&D tax credit rate from 14.5% to 10% of eligible R&D expenditures.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $1,809,114 to $2,337,041 (being an increase of $527,927) for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, and from $3,758,130 to $4,996,865 (being an increase of $1,238,735) for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. This is largely driven by efforts to establish the foundations of the Company as it expands its market share and market awareness. The major components were:

Marketing: $522,325 for the 3 months ending December 31, 2025, compared to $229,485 for the same period last year and $1,132,259 for the 6 months ending December 31, 2025, compared to $391,554 for the same period last year. Marketing expenditure has increased for this period as the company moves to the next phase of strategic direction in expanding market awareness into existing and potential markets. The company believes this is achieving the objectives through increased revenue and successful capital raising

Wages and Salaries: $924,451 for the 3 months ending December 31, 2025, compared to $813,042 for the same period last year and $1,938,280 for the 6 months ending December 31, 2025, compared to $1,799,489 for the same period last year. Wages and Salaries include additional expenditure for marketing staff as part of the marketing awareness strategy, additional expenditure for finance staff to implement NetSuite, the new accounting system with the objective to remediate the internal control issues raised at “Item 4. Controls and Procedures” to bring this to a level of effectiveness as the Company expands into the future and increases in the minimum wage in the United Kingdom.

Legal Expenses: $162,019 for the 3 months ending December 31, 2025, compared to $80,171 for the same period last year and $356,288 for the 6 months ending December 31, 2025, compared to $183,761 for the same period last year. Additional legal costs were incurred as part of the activities of developing further the foundations of the Company during this reporting period including implementing the 2025 Reverse Stock Split and raising of capital.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $15,169 to $522,113 for the three months ended December 31, 2025, from $506,944 for the three months ended December 31, 2024. This increase is primarily attributable to the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners.

Development and regulatory approval expenses decreased by $447,414 to $1,008,282 for the six months ended December 31, 2025, from $1,455,696 for the six months ended December 31, 2024. This decrease is primarily attributable to the timing of engagement of the research partner for R&D. During the six months ended December 31, 2024, the Company had partnered with CenExel to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan which contributed to the additional costs during the period

We expect development and regulatory expenses to increase in future periods as the Company continues to work to gather additional supporting data to strengthen its new 510(k) submission to the FDA.

Depreciation and amortization

Depreciation and amortization decreased by $23,281 to $281,896 for the three months ended December 31, 2025 from $305,177 for the three months ended December 31, 2024. This decrease is primarily due to the completion of scheduled amortization of customer relationship (intangible assets) during the prior quarter, resulting in no remaining carrying value for amortization during the three months ended December 31, 2025, partially offset by an amortization of software costs.

Depreciation and amortization decreased by $20,325 to $585,274 for the six months ended December 31, 2025 from $605,599 for the six months ended December 31, 2024. This decrease is primarily due to the completion of scheduled amortization of customer relationship (intangible assets) during the prior quarter, resulting in no remaining carrying value for amortization during the three months ended December 31, 2025, partially offset by an amortization of software costs.

Impairment of long-lived assets

The impairment of long-lived assets increased by $27,147 to $27,147 for the three months ended December 31, 2025, from $0 for the three months ended December 31, 2024. The increase is mainly due to the impairment of construction in progress assets held for sale.

The impairment of long-lived assets increased by $288,927 to $288,927 for the six months ended December 31, 2025, from $0 for the six months ended December 31, 2024. The increase is mainly due to the impairment of construction in progress assets held for sale.

Other income and expenses

Interest expense

Interest expense increased by $42,707 to $56,209 for the three months ended December 31, 2025 from $13,502 for the three months ended December 31, 2024. The increase was primarily attributable to higher interest expense recognized on lease liabilities related to new lease agreements for the Company’s U.K. and Australian offices, as well as interest on notes payable.

Interest expense increased by $24,283 to $60,112 for the six months ended December 31, 2025 from $35,829 for the six months ended December 31, 2024. The increase was primarily attributable to higher interest expense recognized on lease liabilities related to new lease agreements for the Company’s U.K. and Australian offices, as well as interest on notes payable.

Interest income

Interest income decreased by $16,603 to $5,334 for the three months ended December 31, 2025, from $21,937 for the three months ended December 31, 2024. This decrease was due to the spending of funds received from capital raising activities, which decreases the balance on which interest was earned.

Interest income decreased by $60,939 to $13,838 for the six months ended December 31, 2025, from $74,777 for the six months ended December 31, 2024. This decrease was due to the spending of funds received from capital raising activities, which decreases the balance on which interest was earned.

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

Since our inception, we have financed our operations primarily though proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. As of December 31, 2025, we had $740,371 in cash and cash equivalents and working capital of $7,047,443.

Shelf Registration Statement - On April 11, 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025 (“2025 Shelf”), under which we can sell and issue up to an aggregate of $100 million in any combination of common stock, preferred stock, debt securities, warrants, purchase contracts and units. No securities may be sold under the 2025 Shelf until a prospectus supplement describing the method and terms of any future offering is delivered. The 2025 Shelf replaced the 2022 Shelf (defined below), which expired in 2025.

At-the-Market (ATM) Offering - On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement and under the 2024 ATM Prospectus (as defined below), the Company was originally permitted to sell, from time to time, through Ladenburg, as sales agent or principal, shares of the Company’s common stock with an initial aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a prospectus supplement (the “2025 March ATM Supplement”) to the 2024 ATM Prospectus in connection with the offer, sale, and issuance of up to $1,376,530 of shares of Common Stock. Prior to the expiration of our “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022 (“2022 Shelf”), any sale of shares pursuant to the ATM Agreement were made under 2022 Shelf and included base prospectus, and under the related prospectus supplement filed with the SEC, dated September 18, 2024 (the “2024 ATM Prospectus”), as supplemented by the 2025 March ATM Supplement. On September 18, 2025, the Company filed prospectus supplement to the 2025 Shelf (the “2025 September ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,211,174 of shares of Company common stock under the ATM Agreement. Since the expiration of the 2022 Shelf, all sales of shares under the ATM Agreement have been made pursuant to the Company’s 2025 Shelf, including the related base prospectus, and the 2025 September ATM Supplement.

During the period between September 18, 2024, through December 31, 2025, the Company raised approximately $3,624,773 (net of commissions of approximately $112,169 paid to Ladenburg) through the sale and issuance of 347,863 shares (after adjustment for the 2025 Reverse Stock Split) of Company common stock pursuant to the ATM Agreement. During the three months ended December 31, 2025, the Company raised approximately $1,159,483 (net of commissions of approximately $35,872 paid to Ladenburg) through the sale and issuance of 192,071 shares (after adjustment for the 2025 Reverse Stock Split) of Company common stock pursuant to the ATM Agreement.

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

Pursuant to the Inducement Agreements, the Holders agreed to (i) exercise their outstanding Series G and Series H-1 Warrants at a reduced exercise price of $19.00 per share ($1.90 per share pre-2025 Reverse Stock Split) (the “Reduced Exercise Price”) to purchase an aggregate 154,549 shares (1,545,494 shares pre-2025 Reverse Stock Split) of the Company’s common stock and (ii) prepay $18.90 per share ($1.89 per share pre-2025 Reverse Stock Split) toward the Reduced Exercise Price for the exercise of Series H-1 Warrants to purchase an additional 47,773 shares (477,734 shares pre-2025 Reverse Stock Split), in exchange for the Company’s agreement to further reduce the exercise price of the prepaid Series H-1 Warrants to $0.10 per share ($0.01 per share pre-2025 Reverse Stock Split), issue Series J Warrants to purchase up to 404,646 shares (4,046,456 shares pre-2025 Reverse Stock Split) of common stock, and reduce the exercise price of the Series H-2 Warrants to the Reduced Exercise Price for up to 156,868 shares (1,568,680 shares pre-2025 Reverse Stock Split). The 2025 Warrant Inducement Transaction closed on July 28, 2025.

As a result of the exercises of the Series G and Series H-1 Warrants, the Company issued an aggregate of 154,549 shares (1,545,494 shares pre–2025 Reverse Stock Split) of common stock. In addition, as a result of the prepayment of the remaining Series H-1 Warrants, the Company amended such warrants to permit the purchase of 47,773 shares (477,734 shares pre-2025 Reverse Stock Split) of common stock at an exercise price of $0.10 per share ($0.01 per share pre-2025 Reverse Stock Split). The Company received aggregate gross proceeds of approximately $3,839,356 and raised approximately $3,332,646, net of underwriting discounts and commissions of approximately $410,542 and legal and compliance costs of $96,168.

December 2025 Purchase Agreement - On December 31, 2025, the Company entered into a Securities Purchase Agreement with two healthcare-focused institutional investors in connection with a private placement (the “December Private Placement”) for the sale by the Company of: (i) 2,298,850 shares of Common Stock or, in lieu thereof, Series L Pre-Funded Warrants (the “Series L Pre-Funded Warrants”), (ii) Series K-1 warrants to purchase up to 2,298,850 shares of Common Stock (the “Series K-1 Warrants”), and (iii) Series K-2 warrants to purchase up to 2,298,850 shares of Common Stock (the “Series K-2 Warrants” and, collectively with the Series K-1 Warrants and Series L Pre-Funded Warrants, the “December 2025 Warrants”). The combined purchase price for one share of Common Stock (or one Series L Pre-Funded Warrant) and accompanying Series K-1 and Series K-2 Warrants was $4.35. The December Private Placement closed on January 2, 2026, at which time the Company issued an aggregate of 105,000 shares of Common Stock, 2,193,850 Series L Pre-Funded Warrants, 2,298,850 Series K-1 Warrants, and 2,298,850 Series K-2 Warrants.

Subject to certain ownership limitations, the December 2025 Warrants are exercisable upon issuance. Each Series L Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share, subject to adjustment, and remains exercisable until exercised in full. Each Series K-1 Warrant and Series K-2 Warrant is exercisable for one share of Common Stock at an exercise price of $4.10 per share, subject to adjustment, and has a term of five years commencing on the date a registration statement registering the resale of the shares underlying Series K-1 Warrant and Series K-2 Warrant, as applicable, is declared effective by the U.S. Securities and Exchange Commission (the “SEC”).

Gross proceeds from the December Private Placement were approximately $10.0 million, before deducting placement agent fees and other offering expenses, and excluding any proceeds from the exercise of the December 2025 Warrants. The Company intends to use the net proceeds for working capital and general corporate purposes.

In connection with the December Private Placement, the Company entered into a Registration Rights Agreement with the investors and agreed to file by January 10, 2026, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of Common Stock sold to the investors and the shares of Common Stock issuable upon exercise of the December 2025 Warrants, and to use its best efforts to cause the Resale Registration Statement to be declared effective no later than February 14, 2026. The Company filed the Resale Registration Statement on January 9, 2026, which was declared effective on January 21, 2026.

Australian Government Grant - In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government (the “Australian Government Grant”). Following the grant acquittal audit, an amount of $2,096,222 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of December 31, 2025, as “Accounts payable and accrued expenses”. The Company has finalized the terms of repayments as of September 30, 2025. For more information regarding the repayment of the Australian Government Grant, see “Item 1A. Risk Factors - The Company may not be able to repay the grant it received from the Australian Government when due.”

The Company expects that its cash and cash equivalents and subscription receivable from the investors in the December Private Placement as of December 31, 2025, will be insufficient to fund its current operating plan for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. In addition, the Company has a significant repayment obligation related to the Australian Government Grant, which further increases its near-term liquidity requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the issuance date of these unaudited condensed consolidated financial statements. As a result, the Company will be required to raise additional funds during the next 12 months.

While the Company intends to raise additional capital through equity or debt financings, strategic collaborations, or other arrangements, there can be no assurance that such funding will be available on acceptable terms, or at all. Failure to obtain additional funding when needed could adversely affect the Company’s ability to execute its operating plan and meet its long-term liquidity requirements.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, the financial condition and results of operations for the periods presented.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company has not yet designed and maintained an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) lack of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we have limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Ongoing Remediation Plan

Management is committed to continuing the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. We made the following enhancements and continue to make progress to enhance our control environment:

● We completed the implementation of new accounting system for Intelligent Bio Solutions Inc. and Intelligent Bio Solutions (APAC) Pty Ltd that will enhance our internal controls by improving efficiency, accuracy, and reliability in financial reporting and data management. Additionally, we have also commenced implementing new accounting system for our subsidiary Intelligent Fingerprinting Limited and have planned to complete it by the third quarter of fiscal 2026;

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on August 15, 2025, except for the risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may not be able to satisfy the continued listing requirements of the Nasdaq Capital Market in order to maintain the listing of our common stock.

On December 15, 2025, we received a notice letter (the “Bid Price Notice”) from the Listing Qualifications Department of Nasdaq notifying us that because the closing bid price per share for Company common stock was below $1.00 for 30 consecutive business days preceding the date of the Bid Price Notice, we did not meet the $1.00 per share minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the Bid Price Rule).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided with an initial period of 180 calendar days, or until June 15, 2026, to regain compliance with the Bid Price Rule. We effected the 2025 Reverse Stock Split in order to regain compliance with the Bid Price Rule. The 2025 Reverse Stock Split became effective at 11:59 p.m. Eastern Time on December 15, 2025, and the Company’s common stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market at the open of trading on December 16, 2025.

On January 7, 2026, we received written notification from Nasdaq notifying us that the Company had regained compliance with the Bid Price Rule as a result of the closing bid price of Company common stock being at $1.00 per share or greater for the prior 14 consecutive business days (from December 16, 2025, to January 6, 2026). Accordingly, the Company is now in compliance with the Bid Price Rule and Nasdaq considers the matter closed.

Although the 2025 Reverse Stock Split brought the price of our common stock back above $1.00 per share in order to meet the requirements for the continued listing of our common stock on the Nasdaq Capital Market, there can be no assurance that the closing bid price of our common stock will remain at or above $1.00 following the 2025 Reverse Stock Split. If we fail to satisfy any of Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Changes in government funding levels, staffing resources, or policy priorities at the FDA, the SEC, and other government agencies could adversely affect their ability to perform their regulatory and oversight functions. Reductions in funding, hiring constraints, workforce attrition, or shifts in legislative or administrative priorities may hinder these agencies’ ability to hire and retain key personnel, administer regulatory programs, or review submissions in a timely manner.

The FDA’s ability to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors, and otherwise process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, workforce availability, ability to hire and retain qualified personnel, and statutory, regulatory, or policy changes. Limitations on agency resources, including furloughs or staffing reductions, whether temporary or prolonged, may result in delays in regulatory interactions, reviews, and approvals, which could delay the development or commercialization of our product candidates and adversely affect our business, financial condition, and results of operations.

Government funding for agencies that support research and development activities is subject to the political process and may fluctuate over time. While legislation such as the 21st Century Cures Act was intended to support medical innovation and enhance the FDA’s hiring authority, future budgetary pressures or policy changes could reduce funding allocations to the FDA and other government agencies. Such funding constraints could impair their ability to fulfil their mandates and could also adversely affect academic institutions and research organizations that rely on government funding, potentially impacting our development activities.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of IFP System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents and subscription receivable from shareholders as of December 31, 2025, of $740,371 and $9,402,105, respectively may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. Following the grant acquittal audit, an amount of $2,096,222 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of December 31, 2025, as “Accounts payable and accrued expenses”. The Company has finalized the terms of repayments as of September 30, 2025. If the Company is unable to obtain sufficient financing or otherwise raise adequate funds, it may be unable to make required payments when due. Any failure to timely repay such obligations could result in defaults, the acceleration of amounts owed, the imposition of penalties, the initiation of enforcement actions by creditors, and other adverse consequences, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

The loss of our “emerging growth company” status will increase certain reporting and compliance obligations and any failure to meet these expanded requirements could expose us to regulatory scrutiny or sanctions and could harm our reputation and adversely affect our stock price.

We will cease to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), at the end of this fiscal year. As a result, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2026, we will no longer be able to use the extended transition period for complying with new or revised accounting standards, will become subject to the same disclosure and attestation requirements as other public companies that are not emerging growth companies. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the trading price of our common stock may be more volatile.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2025).
4.1	Form of Series K-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
4.2	Form of Series K-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
4.3	Form of Series L Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
10.1	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended October 16, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
10.4	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	February 12, 2026	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	February 12, 2026	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

