Form 10-Q
period 2026-03-31
INTELLIGENT BIO SOLUTIONS INC.
filed 2026-05-13
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 2,391,846 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	As of March 31,	As of June 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,862,204	$1,019,909
Accounts receivable, net	878,357	594,614
Inventories	597,469	635,215
Research and development tax incentive receivable	568,600	734,408
Assets held for sale	-	327,500
Prepaid expenses and other current assets	843,090	826,976
Total current assets	9,749,720	4,138,622
Property and equipment, net	312,276	251,325
Operating lease right-of-use assets	1,801,622	69,520
Intangibles, net	2,999,174	3,790,319
Total assets	$14,862,792	$8,249,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,635,719	$4,534,246
Current portion of operating lease liabilities	388,746	84,659
Current employee benefit liabilities	586,637	534,990
Notes payable	-	197,146
Total current liabilities	4,611,102	5,351,041
Employee benefit liabilities, less current portion	40,696	84,921
Operating lease liabilities, less current portion	1,459,678	-
Total liabilities	6,111,476	5,435,962
Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,001,185 and 2,001,173 shares issued and outstanding, as of March 31, 2026, respectively; 732,338 and 732,326 shares issued and outstanding, as of June 30, 2025, respectively*	20,012	7,323
Treasury stock, at cost, 12 shares as of March 31, 2026 and June 30, 2025, respectively*	(1)	(1)
Additional paid-in capital*	80,497,637	65,849,823
Accumulated deficit	(71,056,373)	(62,533,065)
Accumulated other comprehensive loss	(499,710)	(327,944)
Total consolidated Intelligent Bio Solutions Inc. equity	8,961,565	2,996,136
Non-controlling interest	(210,249)	(182,312)
Total shareholders’ equity	8,751,316	2,813,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,862,792	$8,249,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the unaudited condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)*

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$1,060,802	$728,867	$3,069,373	$2,208,648
Cost of revenue (exclusive of amortization shown separately below)	(525,421)	(387,499)	(1,555,962)	(1,297,366)
Gross profit	535,381	341,368	1,513,411	911,282

Other income
Government support income	165,695	173,271	431,682	433,039

Operating expenses
Selling, general and administrative expenses	(2,458,605)	(2,414,639)	(7,512,388)	(6,195,490)
Development and regulatory approval expenses	(893,979)	(358,351)	(1,902,261)	(1,814,047)
Depreciation and amortization	(290,393)	(301,978)	(875,667)	(907,577)
Impairment of long-lived assets	(5,200)	-	(294,127)	-
Total operating expenses	(3,648,177)	(3,074,968)	(10,584,443)	(8,917,114)
Loss from operations	(2,947,101)	(2,560,329)	(8,639,350)	(7,572,793)

Other income (expense), net
Interest expense	(4,241)	(7,919)	(7,435)	(21,027)
Realized foreign exchange gain (loss)	32,258	(113)	32,258	(914)
Interest income	49,444	17,687	63,282	92,464
Total other income (expense), net	77,461	9,655	88,105	70,523
Net loss	(2,869,640)	(2,550,674)	(8,551,245)	(7,502,270)
Net loss attributable to non-controlling interest	(6,928)	(7,148)	(27,937)	(23,641)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,862,712)	$(2,543,526)	$(8,523,308)	$(7,478,629)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(233,631)	116,007	(171,766)	189,197
Total other comprehensive income (loss)	(233,631)	116,007	(171,766)	189,197
Comprehensive loss	(3,103,271)	(2,434,667)	(8,723,011)	(7,313,073)
Comprehensive loss attributable to non-controlling interest	(6,928)	(7,148)	(27,937)	(23,641)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(3,096,343)	$(2,427,519)	$(8,695,074)	$(7,289,432)

Net loss per share, basic and diluted*	$(1.80)	$(4.41)	$(7.54)	$(15.92)
Weighted average shares outstanding, basic and diluted*	1,594,496	577,191	1,129,973	469,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the unaudited condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity*

(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2025*	732,326	$7,323	(12)	$(1)	$65,849,823	$(62,533,065)	$(327,944)	$(182,312)	$2,813,824
Issuance of restricted stock to vendors	816	8	-	-	11,992	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the-Market Offerings	12,326	123	-	-	213,627	-	-	-	213,750
Common stock issued for warrants exercised, net of issuance costs	164,367	1,644	-	-	3,331,987	-	-	-	3,333,631
Foreign currency translation adjustment	-	-	-	-	-	-	48,716	-	48,716
Net loss	-	-	-	-	-	(2,983,006)	-	(11,986)	(2,994,992)
Balance, September 30, 2025	909,835	9,098	(12)	(1)	69,407,429	(65,516,071)	(279,228)	(194,298)	3,426,929
Issuance of restricted stock to vendors	9,236	92	-	-	61,483	-	-	-	61,575
Issuance of common stock, net of issuance costs At-the-Market Offerings	192,072	1,921	-	-	1,157,562	-	-	-	1,159,483
Common stock issued for warrants exercised, net of issuance costs	22,291	223	-	-	2,006	-	-	-	2,229
Issuance of common stock, net of issuance costs	105,000	1,050	-	-	8,912,009	-	-	-	8,913,059
Foreign currency translation adjustment	-	-	-	-	-	-	13,149	-	13,149
Net loss	-	-	-	-	-	(2,677,590)	-	(9,023)	(2,686,613)
Balance, December 31, 2025	1,238,434	12,384	(12)	(1)	79,540,489	(68,193,661)	(266,079)	(203,321)	10,889,811
Issuance of restricted stock to vendors	2,390	24	-	-	11,976	-	-	-	12,000
Common stock issued for warrants exercised, net of issuance costs	644,349	6,444	-	-	934,128	-	-	-	940,572
Issuance of restricted shares to employees	116,000	1,160	-	-	(1,160)	-	-	-	-
Share based compensation expense	-	-	-	-	12,204	-	-	-	12,204
Foreign currency translation adjustment	-	-	-	-	-	-	(233,631)	-	(233,631)
Net loss	-	-	-	-	-	(2,862,712)	-	(6,928)	(2,869,640)
Balance, March 31, 2026	2,001,173	$20,012	(12)	$(1)	$80,497,637	$(71,056,373)	$(499,710)	$(210,249)	$8,751,316

	Common stock		Treasury stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2024*	345,600	$3,456	(12)	$(1)	$61,002,841	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of common stock upon exercise of warrants	79,393	794	-	-	7,145	-	-	-	7,939
Stock awards issued to employees	9,950	100	-	-	189,945	-	-	-	190,045
Issuance of restricted stock to vendors	1,116	11	-	-	11,989	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the-Market Offerings	1,717	17	-	-	34,494	-	-	-	34,511
Foreign currency translation adjustment	-	-	-	-	-	-	216,355	-	216,355
Net loss	-	-	-	-	-	(2,685,633)	-	(9,166)	(2,694,799)
Balance, September 30, 2024	437,776	4,378	(12)	(1)	61,246,414	(54,649,965)	(496,259)	(155,325)	5,949,242
Issuance of restricted stock to vendors	811	8	-	-	11,992	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the-Market Offerings	42,120	421	-	-	641,687	-	-	-	642,108
Foreign currency translation adjustment	-	-	-	-	-	-	(143,165)	-	(143,165)
Net loss	-	-	-	-	-	(2,249,470)	-	(7,327)	(2,256,797)
Balance, December 31, 2024	480,707	4,807	(12)	(1)	61,900,093	(56,899,435)	(639,424)	(162,652)	4,203,388
Issuance of restricted stock to vendors	471	5	-	-	11,995	-	-	-	12,000
Common stock issued for warrants exercised, net of issuance costs	63	1	-	-	(1)	-	-	-	-
Issuance of common stock, net of issuance costs At-the-Market Offerings	198,200	1,982	-	-	3,161,063	-	-	-	3,163,045
Foreign currency translation adjustment	-	-	-	-	-	-	116,007	-	116,007
Net loss	-	-	-	-	-	(2,543,526)	-	(7,148)	(2,550,674)
Balance, March 31, 2025	679,441	$6,795	(12)	$(1)	$65,073,150	$(59,442,961)	$(523,417)	$(169,800)	$4,943,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the unaudited condensed consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(8,551,245)	$(7,502,270)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	875,667	907,577
Impairment of long-lived assets	294,127	-
Inventory write-downs	37,311	-
Provision for product warranties	29,355	-
Stock-based compensation	97,779	226,045
Non-cash adjustment on R&D expenditure claims	124,632	(156,011)
Non-cash other operating activities	(105,494)	82,288
Changes in operating assets and liabilities:
Accounts receivable	(283,743)	(81,259)
Inventories	37,746	94,049
Grant receivable / deferred grant income	-	(207,987)
Research and development tax incentive receivable	165,808	5,020
Other current assets	(16,114)	(87,884)
Accounts payable and accrued expenses	(1,244,057)	(554,849)
Long-term employee benefit liabilities	(44,225)	9,057
Operating lease liabilities	(162,461)	(201,132)
Net cash used in operating activities	(8,744,914)	(7,467,356)

Cash flows from investing activities
Proceeds from sale of assets held for sale	40,158	-
Purchase of property and equipment	(125,731)	-
Amount invested on construction in progress	-	(23,321)
Net cash used in investing activities	(85,573)	(23,321)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,388,231	3,987,869
Proceeds from issuance of common stock for warrants exercised, net of issuance costs	13,283,486	7,939
Net cash provided by financing activities	14,671,717	3,995,808

Effect of foreign exchange rates on cash and cash equivalents	1,065	(2,117)

Net increase (decrease) in cash and cash equivalents	5,842,295	(3,496,986)
Cash and cash equivalents, beginning of period	1,019,909	6,304,098
Cash and cash equivalents, end of the period	$6,862,204	$2,807,112

Non-cash investing and financing activities
Equity issuance costs in accounts payable and accrued expenses	$93,995	$148,205
Operating lease assets obtained in exchange for operating lease liabilities	$1,928,398	$-

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

Reverse Stock Split

December 2025 Reverse Stock Split

On December 12, 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect, as of 11:59 p.m., December 15, 2025, a 1-for-10 reverse stock split of the Company’s common stock (the “2025 Reverse Stock Split”). The Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on December 16, 2025.

Unless otherwise indicated, all issued and outstanding shares of common stock, per share amounts and outstanding equity instruments and awards exercisable into common stock contained in the unaudited condensed consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the 2025 Reverse Stock Split for all prior periods presented.

NOTE 2. LIQUIDITY AND GOING CONCERN

Through March 31, 2026, the Company has financed its operations primarily through proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. The Company incurred net losses of $2,862,712 and $8,523,308 (after losses attributable to non-controlling interest) for the three and nine months ended March 31, 2026, respectively (net loss of $2,543,526 and $7,478,629 for the three and nine months ended March 31, 2025, respectively). As of March 31, 2026, the Company has shareholders’ equity of $8,751,316, working capital of $5,138,618, and an accumulated deficit of $71,056,373.

The Company expects to continue to incur operating losses for the foreseeable future and does not anticipate generating positive cash flows from operating activities in the near term. The Company’s ability to achieve profitability depends on, among other things, the successful completion of regulatory approval processes in the United States and other markets, expansion of its revenue base into target markets, and the continued development and commercialization of its products. The achievement of these objectives is subject to significant risks and uncertainties, and there can be no assurance that they will be achieved within the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year from the issuance date of these unaudited condensed consolidated financial statements. Management believes there is a material risk that the Company’s cash and cash equivalents of approximately $6,862,204 as of March 31, 2026 will be insufficient to fund its current operating plan for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. As a result, the Company will be required to raise additional funds during the next 12 months.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three and nine months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 15, 2025 (the “2025 Form 10-K”).

The unaudited condensed consolidated financial statements and notes thereto give retrospective effect to the December 2025 Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants, and per share amounts contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the December 2025 Reverse Stock Split for all periods presented.

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

Accounts Receivable and Allowances for Credit Losses

Accounts receivable primarily arise out of sales to customers. The allowance for credit losses is an amount equal to the estimated probable losses net of recoveries in accounts receivable using the incurred loss methodology. After considering current economic conditions and financial stability of its customers, an allowance for credit losses is maintained at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. Accounts receivable are carried net of allowances for credit losses as of March 31, 2026 and June 30, 2025. Account balances are charged off against the allowance when all reasonable attempts to collect have failed. Actual write-offs may be in excess of the Company’s estimated allowance. The allowance for credit losses was $668 and $546 as of March 31, 2026, and June 30, 2025, respectively. The provision for credit losses for the three months ended March 31, 2026, and 2025 was $0. The provision for credit losses for the nine months ended March 31, 2026, and 2025 was $122 and $0, respectively.

Stock-Based Compensation

The Company measures compensation cost for all equity awards for employees, directors and non-employees at their grant-date fair value and recognizes compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period. The grant-date fair value of restricted stock awards is determined using the Company’s closing stock price on the date of grant. Forfeitures are recognized as they occur.

Stock-based compensation expense for an award with a performance condition is recognized when the achievement of the performance condition has been determined to be probable. If the outcome of such performance condition has not been determined to be probable, no compensation expense is recognized.

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and other comprehensive income (loss) in the same manner in which the award recipient’s salary and related costs are classified in the case of employees, or in which the award recipient’s service payments are classified in the case of directors and non-employees.

As of March 31, 2026, we have one long-term equity incentive plan: the 2019 Long Term Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of up to 179,500 shares of our common stock pursuant to awards granted under the 2019 Plan. Currently, the Company grants equity-based awards to employees and members of the Company’s Board of Directors in the form of restricted stock awards (RSAs) under the 2019 Plan. As of March 31, 2026, the Company had 3,265 shares available for issuance in accordance with the 2019 Plan.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of Australia’s Financial Claims Scheme, the U.K. Financial Services Compensation Scheme or the U.S. Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. The amounts over these insured limits as of March 31, 2026 and June 30, 2025 were $6,328,909 and $541,074, respectively. No losses have been incurred to date on any deposits.

Major Customer - One customer accounted for 7.7% and 4.8% of revenues for the three months ended March 31, 2026 and 2025, respectively. One customer accounted for 6.4% and 7.0% of revenues for the nine months ended March 31, 2026 and 2025, respectively.

Major Supplier - The Company’s largest suppliers accounted for 31.1% and 34.6% of purchases for the three months ended March 31, 2026 and 2025, respectively. The Company’s largest suppliers accounted for 27.5% and 21.1% of purchases for the nine months ended March 31, 2026 and 2025, respectively. The Company relies on various suppliers for its operations. For the purpose of supplier concentration analysis, “purchases” include only invoiced costs directly attributable to direct material costs.

Assets held for sale

Long-lived assets (including disposal groups) are classified as “Assets held for sale” when all of the applicable criteria are met in accordance with ASC 360-10-45-9.

Assets and liabilities held for sale are presented separately within the condensed consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment is not recorded while these assets are classified as assets held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group recorded in other expense, net in condensed consolidated statements of operations. We measured assets held for sale at fair value based on level 1 inputs. See Note 6—Assets Held for Sale for further information.

During fiscal 2025, the Company determined that assets purchased for a manufacturing facility that was under development would not be used in the facility and there was no alternative use thus management commenced the sale of the equipment, which met the criteria to be held for sale. The assets were reclassified as assets held for sale in the Company’s condensed consolidated balance sheet as of June 30, 2025. As a result, the Company evaluated the assets to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment test included a comparison of estimated sales proceeds less cost to sell to the carrying value of the assets. As a result, the Company recognized an impairment loss of $220,062 for the year ended June 30, 2025.

Subsequent to June 30, 2025, the Company recorded an impairment loss of $5,200 and $294,127 during the three and nine months ended March 31, 2026, respectively, which are reflected as “impairment of long-lived assets” on the accompanying unaudited condensed consolidated statements of operations and other comprehensive income (loss).

Disaggregated revenue

The following table disaggregates the Company’s revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Sales of goods - cartridges	$703,538	$442,029	$1,860,592	$1,278,840
Sales of goods - readers	139,407	165,801	672,839	520,374
Other sales - accessories	217,857	121,037	535,942	409,434
Total revenue	$1,060,802	$728,867	$3,069,373	$2,208,648

Government support income

The following table disaggregates the Company’s government support income by type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Grant income	$-	$37,915	$-	$69,607
Research and development (“R&D”) tax refund	165,695	135,356	431,682	363,432
Total government support income	$165,695	$173,271	$431,682	$433,039

Foreign currency

The Company’s reporting currency is the U.S. Dollar (“USD”). The functional currency for each foreign subsidiary included in these unaudited condensed consolidated financial statements is the applicable local currency of each entity.

For each entity whose functional currency is not the USD, assets and liabilities are translated into USD using the exchange rate in effect on the balance sheet date and revenue and expenses are translated into USD using the average rate in effect for the period. Translation gains and losses are recorded as a foreign currency translation adjustment as a component of other comprehensive income (loss), which is a component of accumulated other comprehensive income (loss) on the accompanying unaudited condensed consolidated balance sheets.

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

R&D tax refund

The Company measures the research and development grant income and receivable by calculating the time spent by employees and the costs paid to external service providers on eligible research and development activities. The research and development tax refund receivable is recognized as the Company believes that there is reasonable assurance the amount will be recovered in full through future claims.

Intellectual property acquired for a particular research and development project that has no alternative future uses (in other research and development projects or otherwise) is expensed in research and development costs at the time the costs are incurred.

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

Recent Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, which permits the Company to adopt certain accounting standards on the effective dates applicable to private companies, unless the Company ceases to qualify as an emerging growth company earlier.

Pending Adoption:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, with early adoption permitted. Because the Company has elected the extended transition period available to emerging growth companies, the Company expects to adopt ASU 2023-09 for the fiscal year beginning July 1, 2026, unless it ceases to qualify as an emerging growth company earlier.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (ASC Topic 326), which amends the credit losses guidance. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard on the unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods. The new guidance will become effective for annual reporting periods beginning on January 1, 2028, and interim reporting periods beginning on January 1, 2029, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

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

The Company did not adopt any accounting standards during the period that had a material impact on its unaudited condensed consolidated financial statements. Other accounting standards issued by the FASB that are not yet effective are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 4. SEGMENT INFORMATION

The following tables set forth the Company’s revenue, government support income, net income (loss) and long-lived assets and inventories by operating and reportable segments.

A) Revenue, government support income and net loss

	Three Months Ended March 31,		Nine Months Ended March 31,
Revenue	2026	2025(1)	2026	2025(1)
United Kingdom	$1,041,152	$707,777	$2,956,953	$2,079,778
APAC	3,673	5,284	6,901	11,830
Americas	4,090	4,650	16,686	27,890
Rest of world	11,887	11,156	88,833	89,150
Total Revenue	$1,060,802	$728,867	$3,069,373	$2,208,648

Government Support Income
United Kingdom	$28,761	$51,954	$70,367	$92,381
APAC	136,934	121,317	361,315	340,658
Total Government Support Income	$165,695	$173,271	$431,682	$433,039

Net Income (Loss)
United Kingdom	$(553,548)	$(611,203)	$(2,001,205)	$(2,091,221)
APAC	(998,775)	(687,313)	(3,018,953)	(2,273,296)
Americas	(1,327,214)	(1,261,323)	(3,605,428)	(3,202,914)
Rest of world	9,897	9,165	74,341	65,161
Net Loss	$(2,869,640)	$(2,550,674)	$(8,551,245)	$(7,502,270)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.

B) Long-lived assets and inventories

Long-lived assets, net	March 31, 2026	June 30, 2025
United Kingdom	$4,846,412	$3,906,667
APAC	266,660	204,497
Total Long-Lived Assets	$5,113,072	$4,111,164

Inventories
United Kingdom	$530,828	$564,559
APAC	66,641	70,656
Total Inventories	$597,469	$635,215

Total Long-Lived Assets and Inventories	$5,710,541	$4,746,379

The Company’s segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment’s net income (loss) to the consolidated net income (loss) are as follows:

	Three Months Ended March 31, 2026					Nine Months Ended March 31, 2026
	United Kingdom	APAC	Americas	Rest of world	Total	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$1,041,152	$3,673	$4,090	$11,887	$1,060,802	$2,956,953	$6,901	$16,686	$88,833	$3,069,373
Add: Government support income	28,761	136,934	-	-	165,695	70,367	361,315	-	-	431,682
Less: Cost of revenue (exclusive of amortization shown separately below)	(520,965)	(2,212)	(254)	(1,990)	(525,421)	(1,534,360)	(4,774)	(2,336)	(14,492)	(1,555,962)
Selling, general and administrative expenses	(773,192)	(817,190)	(868,223)	-	(2,458,605)	(2,309,432)	(2,273,409)	(2,929,547)	-	(7,512,388)
Development and regulatory approval expenses	(92,934)	(294,395)	(506,650)	-	(893,979)	(400,789)	(756,009)	(745,463)	-	(1,902,261)
Depreciation and amortization	(268,627)	(21,766)	-	-	(290,393)	(815,883)	(59,784)	-	-	(875,667)
Impairment of long-lived assets	-	(5,200)	-	-	(5,200)	-	(294,127)	-	-	(294,127)
Other segment items(1)	32,257	1,381	43,823	-	77,461	31,939	934	55,232	-	88,105
Segment net income (loss)	$(553,548)	$(998,775)	$(1,327,214)	$9,897	$(2,869,640)	$(2,001,205)	$(3,018,953)	$(3,605,428)	$74,341	$(8,551,245)

(1)	Other segment items included interest income, interest expense and realized foreign exchange gain (loss).

	Three Months Ended March 31, 2025(1)					Nine Months Ended March 31, 2025(1)
	United Kingdom	APAC	Americas	Rest of world	Total	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$707,777	$5,284	$4,650	$11,156	$728,867	$2,079,778	$11,830	$27,890	$89,150	$2,208,648
Add: Government support income	51,954	121,317	-	-	173,271	92,381	340,658	-	-	433,039
Less: Cost of revenue (exclusive of amortization shown separately below)	(382,084)	(2,658)	(766)	(1,991)	(387,499)	(1,237,969)	(27,744)	(7,664)	(23,989)	(1,297,366)
Selling, general and administrative expenses	(593,105)	(622,775)	(1,198,758)	-	(2,414,639)	(1,799,143)	(1,909,140)	(2,487,207)	-	(6,195,490)
Development and regulatory approval expenses	(102,844)	(176,270)	(79,237)	-	(358,351)	(342,254)	(651,915)	(819,878)	-	(1,814,047)
Depreciation and amortization	(292,357)	(9,621)	-	-	(301,978)	(877,677)	(29,900)	-	-	(907,577)
Impairment of long-lived assets	-	-	-	-	-	-	-	-	-	-
Other segment items(2)	(544)	(2,590)	12,788	-	9,655	(6,337)	(7,085)	83,945	-	70,523
Segment net income (loss)	$(611,203)	$(687,313)	$(1,261,323)	$9,165	$(2,550,674)	$(2,091,221)	$(2,273,296)	$(3,202,914)	$65,161	$(7,502,270)

(1)	Comparative amounts for the prior period have been reclassified to conform to current period presentations.
(2)	Other segment items included interest income, interest expense and realized foreign exchange gain (loss).

NOTE 5. INVENTORIES

Inventories consist of the following:

	March 31,	June 30,
	2026	2025
Raw material	$270,456	$205,083
Work-in-progress	33,034	-
Finished goods	293,979	430,132
Inventories	$597,469	$635,215

During the three months ended March 31, 2026, we recorded a write down of inventory of $37,311 to adjust the value of our finished goods units to their net realizable value.

NOTE 6. ASSETS HELD FOR SALE

Assets held for sale consist of the following:

	March 31,	June 30,
	2026	2025
Construction in progress (CIP)	$-	$327,500
Assets held for sale	$-	$327,500

The Company realized loss of $0 and $40,158 from the disposal of assets held for sale during the three and nine months ended March 31, 2026, respectively.

Subsequent to June 30, 2025, the Company recorded an impairment loss of $5,200 and $294,127, which is reflected as “impairment of long-lived assets” on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2026, respectively.

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of March 31, 2026:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	3.75 years	$5,119,000	$819,917	$3,046,991	$2,891,926
Customer relationships	3 years	-	252,000	41,769	293,769	-
Trade names and trademarks	Indefinite	Indefinite	92,000	15,248	-	107,248
Total intangible assets			$5,463,000	$876,934	$3,340,760	$2,999,174

Intangible assets, net consist of the following as of June 30, 2025:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	4.25 years	$5,119,000	$1,089,182	$2,554,906	$3,653,276
Customer relationships	3 years	0.25 years	252,000	53,619	280,151	25,468
Trade names and trademarks	Indefinite	Indefinite	92,000	19,575	-	111,575
Total intangible assets			$5,463,000	$1,162,376	$2,835,057	$3,790,319

Expenses related to the amortization of intangible assets charged to the unaudited condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 was $215,644 and $238,945, respectively.

Expenses related to the amortization of intangible assets charged to the unaudited condensed consolidated statements of operations and other comprehensive income (loss) for the nine months ended March 31, 2026 and 2025 was $670,241 and $715,192, respectively.

Amortization expense for the intangible assets is expected to be as follows over the next five years:

Fiscal Year	Amount
Remainder of 2026	$206,566
2027	826,265
2028	826,265
2029	826,265
2030	206,565
Total	$2,891,926

NOTE 8. LEASES

The Company has two non-cancellable operating leases with original lease periods expiring in April 2029 and September 2035.

The components of operating lease expense are as follows:

	Nine months ended March 31,
	2026	2025
Amortization of operating lease right-of-use assets	$155,974	$181,371
Interest on operating lease liabilities	113,841	29,802
Total operating lease expense	$269,815	$211,173

As of March 31, 2026, the weighted average remaining lease-term and discount rate on the Company’s leases were 8.90 years and 11.94%, respectively.

As of March 31, 2025, the weighted average remaining lease-term and discount rate on the Company’s leases were 0.6 years and 13.2%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2026, is as follows:

Remainder of 2026	$88,696
2027	356,415
2028	358,617
2029	351,010
2030	303,518
Thereafter	1,593,474
Total lease payments	3,051,730
Less: present value discount	(1,203,306)
Lease liabilities	$1,848,424

NOTE 9. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 2,001,173 and 732,326 were outstanding as of March 31, 2026, and June 30, 2025, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, of which 4,012,276 shares have been designated Series C Convertible Preferred Stock and 5,728,723 shares have been designated Series E Convertible Preferred Stock. There were no shares of preferred stock issued or outstanding as of March 31, 2026, and June 30, 2025.

Warrants

As of March 31, 2026, there were warrants outstanding to purchase 6,931,758 shares of common stock (subject to adjustment and rounding in accordance with the terms of the applicable warrant agreement), held by certain shareholders, with exercise prices ranging from $0.01 to $1,248 per share and a weighted-average exercise price of $5.34 per share. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder. Therefore, the Company’s outstanding warrants are classified as equity as of March 31, 2026 and June 30, 2025.

At-the-Market (ATM) Offering

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement and under the 2024 ATM Prospectus Supplement (as defined below), the Company was originally permitted to sell, from time to time, through Ladenburg, as sales agent or principal, shares of the Company’s common stock with an initial aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a second prospectus supplement (the “2025 March ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,376,530 of shares of Common Stock pursuant to the ATM Agreement. Prior to the expiration of our “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022 (“2022 Shelf”), any sale of shares pursuant to the ATM Agreement were made under 2022 Shelf and included base prospectus, and under the related prospectus supplement dated September 18, 2024 (the “2024 ATM Prospectus Supplement”), and the 2025 March ATM Supplement. On April 11, 2025, the Company filed a new “shelf” registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025 (“2025 Shelf”), and subsequently filed prospectus supplement on September 18, 2025 (the “2025 September ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,211,174 of shares of Company common stock pursuant to the ATM Agreement. On March 23, 2026, the Company filed a second prospectus supplement (the “2026 March ATM Supplement”) to the 2025 Shelf in connection with the offer, sale, and issuance of up to $3,966,316 of shares of Common Stock pursuant to the ATM Agreement. Following the expiration of the 2022 Shelf, any sale of shares pursuant to the ATM Agreement were made under the Company’s 2025 Shelf and included base prospectus, and under the related 2025 September ATM Supplement and the 2026 March ATM Supplement.

The Company raised approximately $3,624,773 (net of commissions of approximately $112,169 paid to Ladenburg) through the sale and issuance of 347,863 shares (after adjustment for the 2025 Reverse Stock Split) of Company common stock pursuant to the ATM Agreement during the period between September 18, 2024, through March 31, 2026. The Company did not sell any shares of Company common stock pursuant to the ATM Agreement during the three months ended March 31, 2026.

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

In January 2026, the Company raised approximately $1,044,392 (net of commissions of approximately $93,995 payable to Ladenburg) upon the issuance of 54,968 shares in connection with the exercise of Series J and Series H-2 Warrants by investors on January 13, 2026, and January 15, 2026.

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

Advisory Agreements

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed to pay a fee consisting of: (a) an initial grant of 5,260 restricted shares (526 shares post-2025 Reverse Stock Split) of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the three and nine months ended March 31, 2026, the Company recognized $12,000 and $36,000, respectively, of Selling, general and administrative expenses related to the ClearThink Agreement in the accompanying unaudited condensed consolidated statements of operations and issued 2,390 and 4,943 shares of restricted stock to ClearThink.

On November 25, 2025, the Company entered into an advisory agreement (the “MDM Agreement”) with MDM Worldwide Solutions, Inc. (“MDM”) pursuant to which MDM provides strategic communication and business advisory services to the Company. As consideration for such services, the Company agreed to pay (a) one-time setup fee of $100,000, (b) a monthly fee of $15,000 and (c) an initial grant of 75,000 shares of restricted common stock (7,500 shares post-2025 Reverse Stock Split). The agreement has an initial term of twelve months and is automatically renewed for successive twelve-month periods unless terminated in accordance with its terms. For the three and nine months ended March 31, 2026, the Company recognized $49,500 of selling, general and administrative expenses related to the MDM Agreement in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

Cambridge, England - On August 12, 2025, the Company entered into a lease renewal agreement for a facility located in Cambridge, England, replacing the existing lease that expired on August 31, 2025. The Company recognized a right-of-use asset of $1,785,294 and a corresponding lease liability of $1,785,294 as of the lease renewal date.

Sydney, Australia - On November 4, 2025, the Company entered into a lease modification related to its facility located in Sydney, Australia, which extended the lease term by three years, from April 26, 2026 to April 26, 2029. As a result of the lease modification, the Company remeasured the operating lease liabilities and adjusted the related right-of-use assets based on the revised lease payments and updated discount rates in effect on the modification date and recognized a corresponding right-of-use asset of $129,755 as of the modification date.

Agreement with CenExel HRI

On August 1, 2024, the Company signed an agreement with CenExel HRI to perform a method comparison clinical study as part of the Company’s FDA 510(k) clinical study plan. As a part of the agreement, the Company is committed to pay $381,204 on completion of certain milestones. As of March 31, 2026, $74,012 remains payable under the agreement, which is accrued within current liabilities in the accompanying condensed consolidated balance sheets within accounts payable and accrued expenses.

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

NOTE 11. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock or common stock equivalents outstanding after adjusting for the 2025 Reverse Stock Split. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,862,712)	$(2,543,526)	$(8,523,308)	$(7,478,629)
Basic and diluted net loss per share attributed to common shareholders	$(1.80)	$(4.41)	$(7.54)	$(15.92)
Weighted-average number of shares outstanding	1,594,496	577,191	1,129,973	469,849

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including warrants to acquire common stock, have been excluded in the computation of diluted loss per share as the effects are antidilutive.

The following outstanding warrants were excluded from the computation of diluted net loss per share:

	As of March 31,
	2026	2025
Warrants	6,931,758	5,516,754

NOTE 12. SHARE-BASED COMPENSATION

Restricted Stock Awards

On March 18, 2026, the Company granted an aggregate of 20,000 time-vesting restricted stock awards (“RSAs”) to non-employee directors, which vest on the 12-month anniversary of the Grant Date, subject to continued service through the vesting date.

On March 18, 2026, the Company granted an aggregate of 10,500 time-vesting RSAs to non-executive employees, which vest on the 48-month anniversary of the Grant Date, subject to continued employment through the vesting date.

On March 18, 2026, the Company granted 9,150 time-vesting RSAs to the Chief Executive Officer (“CEO”) and 9,150 time-vesting restricted stock awards to the Chief Financial Officer (“CFO”), which vest on the 48-month anniversary of the Grant Date, subject to continued service through the vesting date.

On March 18, 2026, the Company awarded a total of 24,500 RSAs to certain employees, 21,350 RSAs to the CEO, and 21,350 RSAs to the CFO (collectively, the “Performance-Based RSAs”). These Performance-Based RSAs vest in tranches and upon the satisfaction of the following performance conditions: (1) 30% of the shares vest on the later of (i) the date certified by the Committee as the date on which a specified clinical trial milestone has been achieved, and (ii) the one-year anniversary of the grant date, subject to continued service through the vesting date, (2) 40% of the shares vest on the later of (i) the date of completion of a specified regulatory submission to the FDA, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date, and (3) 30% of the shares vest on the later of (i) the date certified by the Board of Director’s Compensation Committee as the date on which a specified commercial supply and sales milestone has been achieved, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date. As of March 18, 2026, the Company considered the satisfaction of the performance condition to be probable, and as a result began to recognize stock-based compensation from the Performance-Based RSAs.

During the three and nine months ended March 31, 2026, the Company recognized stock-based compensation expense of $12,204. During the three and nine months ended March 31, 2025, the Company recognized stock-based compensation expense of $0 and $190,045, respectively.

As of March 31, 2026, there was approximately $408,876 of unrecognized share-based compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.0 year.

The table below shows the activity related to restricted stock awards during the nine months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Value per Share
Nonvested as of June 30, 2025	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of September 30, 2025	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of December 31, 2025	-	$-
Granted	116,000	3.63
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2026	116,000	$3.63

NOTE 13. SUBSEQUENT EVENTS

The Company raised approximately $237,350 (net of commissions of approximately $7,346 paid to Ladenburg) upon the issuance of 86,673 shares of common stock between April 1, 2026, and May 12, 2026.

Other than the events noted above, no material subsequent events have taken place that require disclosure in these unaudited condensed consolidated financial statements noted between March 31, 2026, and the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion contains forward-looking statements based upon management’s current expectations that are subject to risks and uncertainties which may cause our actual results to differ materially from plans and results discussed herein. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” included in Part II of this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” included in Part I of the 2025 Form 10-K. You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for fiscal 2025 and our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

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

Highlights of Achievements

Major highlights and achievements for the three months ended March 31, 2026:

●

On March 26, 2026, the Company announced it had received European Patent EP3752831, related to contextualizing fingerprint chemical analysis with fingerprint deposition volume. The grant marked the Company’s eighth European patent, further enhancing intellectual property rights around its fingerprint sweat drug testing technology.

●	On February 25, 2026, the Company announced the successful receipt and deployment of the first shipment of Intelligent Fingerprinting Drug Screening Readers manufactured under its new strategic manufacturing partnership with Syrma Johari MedTech Ltd. (“Syrma Johari”). The shipment marked a significant step in scaling the Company’s production capacity and validates the operational and financial benefits of the collaboration announced in December 2025.

●	On February 24, 2026, the Company announced a partnership with Bouygues UK, a subsidiary of Bouygues Construction, a multi-billion-dollar global construction firm with 35,600 employees, for the deployment of its fingerprint drug screening technology across its UK operations. The initial deployment covers 13 project sites.

●	On January 28, 2026, the Company announced the commencement of its clinical study program to support its new FDA 510(k) submission for U.S. market clearance of its Intelligent Fingerprinting Drug Screening System for detection of the opiate codeine.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$1,060,802	$728,867	$3,069,373	$2,208,648
Cost of revenue (exclusive of amortization shown separately below)	(525,421)	(387,499)	(1,555,962)	(1,297,366)
Gross profit	535,381	341,368	1,513,411	911,282

Other income
Government support income	165,695	173,271	431,682	433,039

Operating expenses
Selling, general and administrative expenses	(2,458,605)	(2,414,639)	(7,512,388)	(6,195,490)
Development and regulatory approval expenses	(893,979)	(358,351)	(1,902,261)	(1,814,047)
Depreciation and amortization	(290,393)	(301,978)	(875,667)	(907,577)
Impairment of long-lived assets	(5,200)	-	(294,127)	-
Total operating expenses	(3,648,177)	(3,074,968)	(10,584,443)	(8,917,114)
Loss from operations	(2,947,101)	(2,560,329)	(8,639,350)	(7,572,793)

Other income (expense), net
Interest expense	(4,241)	(7,919)	(7,435)	(21,027)
Realized foreign exchange gain (loss)	32,258	(113)	32,258	(914)
Interest income	49,444	17,687	63,282	92,464
Total other income (expense), net	77,461	9,655	88,105	70,523
Net loss	(2,869,640)	(2,550,674)	(8,551,245)	(7,502,270)
Net loss attributable to non-controlling interest	(6,928)	(7,148)	(27,937)	(23,641)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,862,712)	$(2,543,526)	$(8,523,308)	$(7,478,629)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(233,631)	116,007	(171,766)	189,197
Total other comprehensive income (loss)	(233,631)	116,007	(171,766)	189,197
Comprehensive loss	(3,103,271)	(2,434,667)	(8,723,011)	(7,313,073)
Comprehensive loss attributable to non-controlling interest	(6,928)	(7,148)	(27,937)	(23,641)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(3,096,343)	$(2,427,519)	$(8,695,074)	$(7,289,432)

Revenue

Sales of goods

Strong growth in revenue has continued for the quarter. Revenue from sales of goods increased by $331,935 to $1,060,802 (representing approximately a 46% increase) for the three months ended March 31, 2026, from $728,867 for the three months ended March 31, 2025. This increase is mainly due to the addition of 33 new customers and increase in the ongoing re-order rate for the consumables. We expect this trend to continue as we expand into new markets in the future.

Revenue from sales of goods increased by $860,725 to $3,069,373 (representing approximately a 39% increase) for the nine months ended March 31, 2026, from $2,208,648 for the nine months ended March 31, 2025. This increase is mainly due to the addition of 82 new customers. We expect this trend to continue as we expand into new markets in the future.

Cost of revenue

Cost of revenue increased by $137,922 to $525,421 for the three months ended March 31, 2026, from $387,499 for the three months ended March 31, 2025. The increase in cost of revenue being a direct variable cost is mainly due to an increase in revenue discussed above, increase in direct labor cost due to annual salary revision for direct manufacturing labor during the fourth quarter of fiscal 2025, write down of inventory of $37,311 related to finished goods due to obsolescence and a provision for warranty replacement of $29,355.

Cost of revenue increased by $258,596 to $1,555,962 for the nine months ended March 31, 2026, from $1,297,366 for the nine months ended March 31, 2025. The increase in cost of revenue being a direct variable cost is mainly due to an increase in revenue discussed above, increase in direct labor cost due to annual salary revision for direct manufacturing labor during the fourth quarter of fiscal 2025, write down of inventory of $37,311 related to finished goods due to obsolescence and a provision for warranty replacement of $29,355.

Gross profit

Gross profit increased by $194,013 to $535,381 for the three months ended March 31, 2026, from $341,368 for the three months ended March 31, 2025. Gross margin increased to 50.47% from 46.84% in the prior-year period.

Gross profit increased by $602,129 to $1,513,411 for the nine months ended March 31, 2026, compared to $911,282 for the nine months ended March 31, 2025. Gross margin increased to 49.31% from 41.26% in the prior-year period.

Gross profit margin improvement during the period was driven by a combination of operational efficiencies and increased sales volumes, alongside a value-driven price structure that has remained consistent as customers recognize the superior efficiency and ROI of our fingerprint sweat screening technology over traditional methods. This reflects rigorous operational discipline, a more favourable sales mix, and the market’s willingness to invest in our more efficient, non-invasive testing platform.

Contribution margin (non-GAAP)

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $256,921 to $790,324 for the three months ended March 31, 2026, from $533,403 for the three months ended March 31, 2025. The contribution margin improved by approximately 1.32 percentage points due to improved production efficiency and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

Contribution margin, which is a non-GAAP measure of our financial performance, increased by $729,937 to $2,259,981 for the nine months ended March 31, 2026, from $1,530,044 for the nine months ended March 31, 2025. The contribution margin improved by approximately 4.35 percentage points due to improved production efficiency and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$1,060,802	$728,867	$3,069,373	$2,208,648
Direct material cost	(270,478)	(195,464)	(809,392)	(678,604)
Contribution margin (non-GAAP)	$790,324	$533,403	$2,259,981	$1,530,044
Contribution margin % (non-GAAP)	74.50%	73.18%	73.63%	69.28%

Reconciliation of contribution margin (non-GAAP)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue (GAAP)	$1,060,802	$728,867	$3,069,373	$2,208,648
Less: Cost of revenue (exclusive of amortization) (GAAP)	(525,421)	(387,499)	(1,555,962)	(1,297,366)
Gross Profit (GAAP)	$535,381	$341,368	$1,513,411	$911,282
Add: Direct labor cost	215,696	186,095	688,502	585,491
Add: Direct overhead cost	39,247	5,940	58,068	33,271
Contribution margin (non-GAAP)	$790,324	$533,403	$2,259,981	$1,530,044
Contribution margin % (non-GAAP)	74.50%	73.18%	73.63%	69.28%

Government support income

Government support income decreased by $7,576 to $165,695 for the three months ended March 31, 2026, from $173,271 for the three months ended March 31, 2025. This decrease was primarily attributable to changes in U.K. R&D tax credit legislation, reducing the benefit from 14.5% to 10% of eligible R&D expenditures.

Government support income decreased by $1,357 to $431,682 for the nine months ended March 31, 2026, from $433,039 for the nine months ended March 31, 2025. This decrease was primarily attributable to changes in U.K. R&D tax credit legislation, reducing the benefit from 14.5% to 10% of eligible R&D expenditures.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $2,414,639 to $2,458,605 (being an increase of $43,966) for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, and from $6,195,490 to $7,512,388 (being an increase of $1,316,898) for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025.

The increase in expenses is largely driven by marketing and investors relations expenses as the company accelerates the efforts to establish the foundations of the Company as it expands its market share and market awareness. The major components of selling, general and administrative expenses are:

Marketing expenses

Marketing expenses were $635,868 for the three months ended March 31, 2026, compared to $1,094,658 for the same period last year and $1,768,127 for the nine months ended March 31, 2026, compared to $1,486,212 for the same period last year. Marketing expenditure has increased during the nine months ended March 31, 2026 as the company moves to the next phase of strategic direction in expanding market awareness into existing and potential markets. The company believes this is achieving the objectives through increased revenue and successful capital raising.

Wages and salaries

Wages and salaries were $1,050,705 for the three months ended March 31, 2026, compared to $804,085 for the same period last year and $2,989,477 for the nine months ended March 31, 2026, compared to $2,603,574 for the same period last year. Wages and salaries include increased costs for additional head counts for marketing staff as a part of the marketing awareness strategy, additional expenditure for finance staff to implement NetSuite, the new accounting system with the objective to remediate the internal control issues raised at “Item 4. Controls and Procedures” to bring this to a level of effectiveness as the Company plans to expand in future and increase in the minimum wage in the United Kingdom.

Legal expenses

Legal expenses were $93,588 for the three months ending March 31, 2026, compared to $58,443 for the same period last year and $449,876 for the nine months ending March 31, 2026, compared to $252,669 for the same period last year. Additional legal costs were incurred as part of the activities of developing further the foundations of the Company during this reporting period including implementing the 2025 Reverse Stock Split, general corporate expenses and administrative legal costs associated with raising capital.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $535,628 to $893,979 for the three months ended March 31, 2026, from $358,351 for the three months ended March 31, 2025. This increase is primarily attributable to higher amounts spent on in-house R&D staff and timing of R&D work performed by the research partners. During the three months ended March 31, 2026, the Company had partnered with Cliantha Research to perform a cutoff assessment for codeine in fingerprint sweat as part of the Company’s FDA 510(k) clinical study plan which contributed to the additional costs during the period.

Development and regulatory approval expenses increased by $88,214 to $1,902,261 for the nine months ended March 31, 2026, from $1,814,047 for the nine months ended March 31, 2025. This increase is primarily attributable to the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners. During the nine months ended March 31, 2026, the Company had partnered with Cliantha Research to perform a cutoff assessment for codeine in fingerprint sweat as part of the Company’s FDA 510(k) clinical study plan which contributed to the additional costs during the period.

We expect development and regulatory expenses to increase in future periods as the Company continues to work to gather additional supporting data to strengthen its new 510(k) submission to the FDA.

Depreciation and amortization

Depreciation and amortization decreased by $11,585 to $290,393 for the three months ended March 31, 2026, from $301,978 for the three months ended March 31, 2025. This decrease is primarily due to the completion of scheduled amortization of customer relationship (intangible assets) during the prior quarter, resulting in no remaining carrying value for amortization during the three months ended March 31, 2026, partially offset by an amortization of software costs.

Depreciation and amortization decreased by $31,910 to $875,667 for the nine months ended March 31, 2026, from $907,577 for the nine months ended March 31, 2025. This decrease is primarily due to the completion of scheduled amortization of customer relationship (intangible assets) during the prior quarter, resulting in no remaining carrying value for amortization during the three months ended March 31, 2026, partially offset by an amortization of software costs.

Impairment of long-lived assets

The impairment of long-lived assets increased by $5,200 to $5,200 for the three months ended March 31, 2026, from $0 for the three months ended March 31, 2025. The increase is primarily due to an adverse foreign exchange effects arising from the translation of account balance movements at average exchange rates for the period, which impacts the impairment of construction in progress assets classified as held for sale.

The impairment of long-lived assets increased by $294,127 to $294,127 for the nine months ended March 31, 2026, from $0 for the nine months ended March 31, 2025. The increase is mainly due to the impairment of construction in progress assets held for sale.

Other income and expenses

Interest expense

Interest expense decreased by $3,678 to $4,241 for the three months ended March 31, 2026, from $7,919 for the three months ended March 31, 2025. The decrease was primarily attributable to the settlement of notes payable.

Interest expense decreased by $13,592 to $7,435 for the nine months ended March 31, 2026, from $21,027 for the nine months ended March 31, 2025. The decrease was primarily attributable to the settlement of notes payable.

Interest income

Interest income increased by $31,757 to $49,444 for the three months ended March 31, 2026, from $17,687 for the three months ended March 31, 2025. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Interest income decreased by $29,182 to $63,282 for the nine months ended March 31, 2026, from $92,464 for the nine months ended March 31, 2025. This decrease was due to the spending of funds received from capital raising activities, which decreases the balance on which interest was earned.

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

Since our inception, we have financed our operations primarily through proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. As of March 31, 2026, we had $6,862,204 in cash and cash equivalents and working capital of $5,138,618.

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

At The Market (ATM) Offering - On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement and under the 2024 ATM Prospectus Supplement (as defined below), the Company was originally permitted to sell, from time to time, through Ladenburg, as sales agent or principal, shares of the Company’s common stock with an initial aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a second prospectus supplement (the “2025 March ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,376,530 of shares of Common Stock pursuant to the ATM Agreement. Prior to the expiration of our “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022 (“2022 Shelf”), any sale of shares pursuant to the ATM Agreement were made under 2022 Shelf and included base prospectus, and under the related prospectus supplement dated September 18, 2024 (the “2024 ATM Prospectus Supplement”), and the 2025 March ATM Supplement. On April 11, 2025, the Company filed a new “shelf” registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025 (“2025 Shelf”), and subsequently filed prospectus supplement on September 18, 2025 (the “2025 September ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,211,174 of shares of Company common stock pursuant to the ATM Agreement. On March 23, 2026, the Company filed a second prospectus supplement (the “2026 March ATM Supplement”) to the 2025 Shelf in connection with the offer, sale, and issuance of up to $3,966,316 of shares of Common Stock pursuant to the ATM Agreement. Following the expiration of the 2022 Shelf, any sale of shares pursuant to the ATM Agreement were made under the Company’s 2025 Shelf and included base prospectus, and under the related 2025 September ATM Supplement and the 2026 March ATM Supplement.

The Company raised approximately $3,624,773 (net of commissions of approximately $112,169 paid to Ladenburg) through the sale and issuance of 347,863 shares (after adjustment for the 2025 Reverse Stock Split) of Company common stock pursuant to the ATM Agreement during the period between September 18, 2024, through March 31, 2026. The Company did not sell any shares of Company common stock pursuant to the ATM Agreement during the three months ended March 31, 2026.

Under the same ATM agreement, the Company raised approximately $237,350 (net of commissions of approximately $7,346 paid to Ladenburg) upon the issuance of 86,673 shares of common stock between April 1, 2026, and May 12, 2026. As a result of the sale of shares of common stock by the Company pursuant to the previously disclosed ATM Agreement between the Company and Ladenburg, the Company has raised approximately $3,862,123 (net of commissions of approximately $119,515 paid to Ladenburg) as of May 12, 2026.

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

In January 2026, the Company raised approximately $1,044,392 (net of commissions of approximately $93,995 payable to Ladenburg) upon the issuance of 54,968 shares for exercise of warrants Series J and H-2 by investors on January 13, 2026, and January 15, 2026.

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

Australian Government Grant - In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government (the “Australian Government Grant”). Following the grant acquittal audit, an amount of $1,513,290 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of March 31, 2026, as “Accounts payable and accrued expenses”. The remaining amount is payable in 11 equal monthly instalments. For more information regarding the repayment of the Australian Government Grant, see “Item 1A. Risk Factors - The Company may not be able to repay the grant it received from the Australian Government when due.”

As of March 31, 2026, our principal contractual obligations include future minimum lease payments under operating leases for our facilities, a repayment obligation to the Australian Government related to a manufacturing facility grant, and remaining amounts due under our agreements for clinical study services. In addition, we have ongoing payment obligations under advisory agreements which require monthly cash fees plus periodic issuances of restricted common stock.

The Company expects that its cash and cash equivalents as of March 31, 2026, will be insufficient to fund its current operating plan for at least 12 months from the issuance date of these unaudited condensed consolidated financial statements. In addition, the Company has a significant repayment obligation related to the Australian Government Grant, which further increases its near-term liquidity requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the issuance date of these unaudited condensed consolidated financial statements. As a result, the Company will be required to raise additional funds during the next 12 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2026 we did not have any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding this conclusion, we believe that our consolidated financial statements and other information contained in this quarterly report on Form 10-Q present fairly, in all material respects, our business, the financial condition and results of operations for the periods presented.

Material Weakness

In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2026, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the material weaknesses identified relate to the fact that the Company as per the ongoing remediation plan discussed below, is in the process of designing and maintaining an effective control environment commensurate with its financial reporting requirements, including (a) has not yet completed formally documenting policies and procedures with respect to review, supervision and monitoring of the Company’s accounting and reporting functions, (b) has not yet completed the documentation of the appropriate level of evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) we had previously limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Ongoing Remediation Plan

In light of addressing the material weaknesses discussed above, management has now substantially completed most of the steps necessary to remediate the control deficiencies that constituted the above material weaknesses. We now made the following enhancements and continue to make progress to enhance our control environment:

● We completed the implementation of new accounting system globally across all our subsidiaries that will enhance our internal controls by improving efficiency, accuracy, and reliability in financial reporting and data management;

● We added accounting and finance personnel to provide additional individuals to allow for segregation of duties in the preparation and review of schedules, calculations and journal entries that support financial reporting, to provide oversight, structure and reporting lines to provide additional review over our disclosures. We have also completed the implementation of the new accounting system which aids in reducing these control deficiencies;

● We enhanced our controls to improve the preparation and review of complex accounting measurements, the application of US GAAP to significant accounts and transactions and our financial statement disclosures;

● We have identified key business processes and associated risks and have aligned them with appropriately designed control activities. Our transaction processing is now in place under these improved controls, and we are monitoring the effectiveness of these recently implemented controls with the aim remediating previously identified control deficiencies.

● We engage independent experts when complex transactions are entered into;

● We have recruited and plan to recruit additional financial reporting and accounting personnel with adequate knowledge of US GAAP and SEC rules;

● Under the direction of the Audit Committee of our board of directors, management will continue to take measures to remediate identified material weaknesses. As such, we will continue to enhance corporate oversight over process-level controls and structures to ensure that there is an appropriate assignment of authority, responsibility and accountability to enable remediation of our material weakness.

As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of IFP System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of March 31, 2026, of $6,862,204 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

These same risks apply to the Company’s licensing of intellectual property from LSBD related to the Company’s COV2 Products, which includes a biosensor strip for antibodies against SARS-CoV-2.

The Company may not be able to repay the grant it received from the Australian Government when due.

In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. Following the grant acquittal audit, an amount of $1,513,290 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of March 31, 2026, as “Accounts payable and accrued expenses”. The remaining amount is payable in 11 equal monthly instalments. If the Company is unable to obtain sufficient financing or otherwise raise adequate funds, it may be unable to make required payments when due. Any failure to timely repay such obligations could result in defaults, the acceleration of amounts owed, the imposition of penalties, the initiation of enforcement actions by creditors, and other adverse consequences, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2025).
4.1	Form of Series K-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
4.2	Form of Series K-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
4.3	Form of Series L Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
10.1	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended October 16, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
10.4	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).
10.5	2019 Long Term Incentive Plan Australian Sub-Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).
10.6	Form of AUS/UK Employee 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).
10.7	Form of AUS/UK Employee 2026 Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).
10.8	Form of AUS/UK Director 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).
10.9	Form of U.S. Employee 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).
10.10	Form of U.S. Employee 2026 Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).
10.11	Form of U.S. Director 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date:	May 13, 2026	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date:	May 13, 2026	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

