Form 10-K
period 2026-06-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2026-08-19
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Registrant’s telephone number, including area code: (646) 790-5756

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the Common Stock (based on the closing price of these shares on the Nasdaq Stock Market) on December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates, was $11,712,017.

As of August 18, 2026, there were 3,027,470 of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact or relating to present facts or current conditions included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern;

●	our ability to successfully integrate acquisitions;

●	our ability to successfully develop and commercialize our drug and diagnostic tests;

●	our ability to realize commercial benefit from our partnerships and collaborations;

●	our ability to secure regulatory approvals or clearance;

●	compliance with obligations under intellectual property licenses with third parties;

●	market acceptance of our new offerings;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ abilities to protect intellectual property rights;

●	our ability to adequately support future growth; and

●	our ability to attract and retain key personnel to manage our business effectively.

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

See “Item 1A. Risk Factors,” which includes a Summary of Risk Factors. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K.

iii

PART I

ITEM 1. BUSINESS.

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “INBS” refer to Intelligent Bio Solutions Inc. together with its wholly owned subsidiaries.

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

On December 12, 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect, as of 11:59 p.m. December 15, 2025, a 1-for-10 reverse stock split of the Company’s common stock (the “2025 Reverse Stock Split”). The Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on December 16, 2025. Unless otherwise indicated, all issued and outstanding shares of common stock, per share amounts and outstanding equity instruments and awards exercisable into common stock have been retroactively adjusted to reflect the 2025 Reverse Stock Split for all prior periods presented.

Our Testing Platforms

Intelligent Fingerprinting Platform: The Company’s current active product is the Intelligent Fingerprinting Platform, a proprietary portable system that analyzes fingerprint sweat using a single-use cartridge and a handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”). The IFP System is a non-invasive, fingerprint sweat-based diagnostic screening product designed to detect drugs of abuse, including opiates, cocaine, methamphetamine, benzodiazepines, cannabis, methadone, and buprenorphine. The IFP System comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under one minute, and a portable Intelligent Fingerprinting DSR-Plus analysis unit (the “IFP Reader”) that provides on-screen results in under ten minutes. Samples collected with a confirmatory kit may also be sent to a third-party laboratory service provider for confirmation testing. Customers include organizations in safety-critical industries such as construction, transportation and logistics, mining, manufacturing, and engineering, as well as drug treatment organizations in the rehabilitation sector and judicial organizations.

We plan to bring the IFP System to new markets and grow within existing markets concentrating on:

●	increasing market share across the United Kingdom and mainland Europe;

●	expanding sales and distribution throughout Australia, New Zealand and other countries in the Asia Pacific Region (“APAC Region”), and establishing the infrastructure and satisfying the regulatory requirements needed to do so;

●	continuing to work to gather additional supporting data to strengthen the Company’s new 510(k) submission to the United States Food and Drug Administration (“FDA”);

●	initiating research aimed at broadening the capabilities of the IFP System to test for additional drugs and indications, facilitating the expansion of the platform into point-of-care medical testing;

●	expanding the IFP System into new customer segments, including major sporting organizations, law enforcement, and commercial airlines; and

●	developing a strategic network of distributors with established customer bases throughout the APAC Region, Europe and North America to distribute the IFP Products.

Biosensor Platform: Under the terms of an Amended and Restated License Agreement dated September 12, 2019 (the “BPT License Agreement”), between the Company and Life Science Biosensor Diagnostics Pty Ltd (“LSBD” or “Licensor”), the Company held an exclusive license in the Asia Pacific Region (“APAC Region”) to certain of the Licensor’s proprietary intellectual property rights (the “LSBD IP”), which includes the Licensor’s biosensor technology (the “Biosensor IP”) used in the biosensor platform we refer to as the Biosensor Platform Technology (“BPT”), or simply the “Biosensor Platform”. This platform consists of a small, printable modified organic thin-film transistor strip designed to detect multiple biological analytes by substituting the top enzyme layer of the biosensor to suit each analyte. We refer to products that use the BPT as the “Licensed Products”. This platform technology has the potential to develop a range of Point of Care Tests. We understand that following the commencement of the liquidation of LSBD on July 21, 2023, the LSBD IP we licensed from LSBD, which includes the Biosensor IP, has reverted back to the University of Newcastle. Following our discussions with the University of Newcastle, it is our understanding that the University of Newcastle cannot finalize licensing of the Biosensor IP until the liquidation, by virtue of the status of LSBD being under external administration, is completed. As of the date of this Annual Report on Form 10-K the ASIC database maintained by the Australian Securities and Investments Commission (ASIC) indicates that LSBD (Australian Company Number 613 279 771) is under the status of a company being under external administration. We do not know the timeline for when LSBD’s liquidation will be complete or when LSBD’s status will change, and accordingly, we do not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize appropriate licensing arrangements related to the BPT. The Company’s licensing of intellectual property from LSBD related to the COV2 Products described below, which includes a biosensor strip for antibodies against SARS-CoV-2, is subject to similar uncertainties and constraints related to the liquidation of LSBD. For more information regarding our licensing agreements with LSBD, see “Item 1. Business - Technology License Agreements.” We do not believe the Biosensor Platform licenses have a material impact on the Company.

Highlights of Achievements and Developments

Our highlights of achievements for the fiscal year 2026:

●	On June 16, 2026, the Company announced the initiation of an Interference Study to support its FDA 510(k) submission for U.S. market clearance of its IFP System for detection of the opiate codeine. The Company again partnered with CenExel Clinical Research, Inc. to complete the clinical study. The Interference Study assessed how potentially interfering substances may impact the IFP System’s accuracy and reliability.

●	On June 2, 2026, the Company announced the initiation of a multi-site Method Comparison Study to support its FDA 510(k) submission for U.S. market clearance of its IFP System for the opiate codeine. The Company partnered with CenExel Clinical Research, Inc., to perform the study, which was designed to evaluate the accuracy of the IFP System when operated by intended end-users across multiple clinical sites.

●	On April 20, 2026, the Company announced the launch of a validation study aimed at significantly reducing the analysis time of its IFP System.

●	On April 17, 2026, the Company announced the successful completion of penetration testing as part of its upcoming FDA 510(k) submission. The testing identified no major vulnerabilities, verified the robustness of the Company’s existing security infrastructure, and strengthened its regulatory submission to the FDA.

●	On April 2, 2026, the Company announced the successful completion of its initial clinical Cut-off Study supporting the Company’s FDA 510(k) submission for U.S. market clearance of its IFP System for detection of the opiate codeine. The clinical Cut-off Study evaluated codeine detection cut-off levels in 40 adults.

●	On March 26, 2026, the Company announced it had received European Patent EP3752831, related to contextualizing fingerprint chemical analysis with fingerprint deposition volume. The grant marked the Company’s eighth European patent, further enhancing intellectual property rights around its fingerprint sweat drug testing technology.

●	On February 25, 2026, the Company announced the successful receipt and deployment of the first shipment of IFP Readers manufactured under its new strategic manufacturing partnership with Syrma Johari MedTech Ltd. (“Syrma Johari”). The shipment marked a significant step in scaling the Company’s production capacity and validated the operational and financial benefits of the collaboration announced in December 2025.

●	On February 24, 2026, the Company announced a partnership with Bouygues UK, a subsidiary of Bouygues Construction, a multi-billion-dollar global construction firm with 35,600 employees, for the deployment of INBS’s fingerprint drug screening technology across its UK operations.

●	On January 28, 2026, the Company announced the commencement of its clinical study program to support its new FDA 510(k) submission for U.S. market clearance of its IFP System for detection of the opiate codeine. The Company again partnered with Cliantha Research.

●	On January 2, 2026, the Company announced the closing of its previously announced private placement with two healthcare focused institutional investors priced at-the-market under Nasdaq rules of 2,298,850 shares of common stock (or pre-funded warrants in lieu thereof), Series K-1 warrants to purchase up to an aggregate of 2,298,850 shares of common stock and Series K-2 warrants to purchase up to an aggregate of 2,298,850 shares of common stock, at a combined purchase price of $4.35 per share of common stock (or pre-funded warrant) and associated Series K-1 warrants and Series K-2 warrants, for expected gross proceeds to INBS of approximately $10.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

●	On December 31, 2025, the Company announced a new strategic manufacturing partnership with Syrma Johari MedTech Ltd. (“Syrma Johari”), a globally recognized medical device engineering and manufacturing organization with over 45 years of experience, to support and scale the production of its IFP Reader. The collaboration is also expected to support long-term margin improvement.

●	On December 18, 2025, the Company announced it has entered into a non-exclusive strategic alliance and collaboration agreement with Vlepis Pty Ltd (“Vlepis”), an Australian medical and wellbeing technology company specializing in advanced sensing and wearable patch technologies, which better positions the Company to enter the consumer health monitoring market. Vlepis’ wearable and software-based technologies complement the Company’s existing portfolio.

●	On October 23, 2025, the Company announced it has secured a major new contract with one of the United Kingdom’s largest industrial service providers. The multinational company, a global leader operating across the energy, defense, nuclear, and industrial sectors, employs more than 30,000 people worldwide and services complex, safety-critical projects across Europe, the Middle East, and Asia-Pacific.

●	On September 26, 2025, the Company provided an update on the timeline for anticipated FDA 510(k) clearance for the use of its IFP System for the opiate codeine. Following feedback from the U.S. Food and Drug Administration (FDA), the Company established a pathway to gather additional supporting data to strengthen its new 510(k) submission to the FDA.

●	On September 17, 2025, the Company provided an update on its FDA 510(k) clearance process for its IFP System. In December 2024, the Company submitted its 510(k) premarket notification to the FDA for review and clearance of its IFP System. The FDA reviewed and responded with questions by issuing an Additional Information (AI) request in February 2025. This AI request consisted of over 70 items to be addressed by the Company. With the support of specialized FDA consultants and expert third-party partners, the Company responded to the FDA’s questions and submitted additional information in August 2025. The FDA appeared to be satisfied with the majority of responses to the items and responded with a request for new additional information that required the Company to resubmit a new 510(k) notification.

●	On August 19, 2025, the Company announced its highest-ever monthly cartridge sales for July 2025, with a record 519 boxes shipped, representing over 12,500 cartridges and a 60% increase year-on-year.

●	On August 6, 2025, the Company announced the submission of its Additional Information (“AI”) response to the FDA as part of its ongoing 510(k) clearance process for its IFP System. The response included new positive data that strengthened the Company’s 510(k) submission and further validated the security and performance of its innovative fingerprint sweat-based drug screening technology.

●	On July 30, 2025, the Company announced it had secured a major contract with one of London’s largest public transport operators, spanning 14 operational sites in greater London and employing over 4,400 staff.

●	On July 25, 2025, the Company announced an agreement between the Company and several current warrant holders to exercise (or prepay the exercise price) certain existing warrants to purchase up to 2,023,228 shares of common stock (the “Existing Warrants”) at a reduced exercise price of $1.90 per share. The gross proceeds to the Company from the exercise (or prepayment of the exercise price) of the Existing Warrants were approximately $3.8 million prior to deducting placement agent fees and estimated offering expenses.

●	On July 23, 2025, the Company announced the successful collection of new data that further reinforces the security and performance of its IFP System, strengthening its FDA 510(k) submission. The Company completed rigorous cybersecurity testing, including penetration testing and electromagnetic compatibility testing, to validate the resilience of its system.

●	On July 16, 2025, the Company announced a new global distribution agreement with SMARTOX®, a Texas-based leader in drug and alcohol screening services, to bring its SmarTest Patch drug detection product to international markets outside of the United States (“U.S”) and Canada. This partnership builds on the long-standing relationship between INBS and SMARTOX, the U.S. distributor of the Company’s Intelligent Fingerprinting Drug Testing Solution in the Forensic Use Only market.

●	On July 15, 2025, the Company announced the addition of the SmarTest® Patch to its portfolio of non-invasive drug testing solutions. The SmarTest Patch is an innovative wearable device, developed by SMARTOX®, that enables continuous drug detection through sweat over a 7 to 10-day period. The SmarTest Patch complements the Company’s flagship product, the Intelligent Fingerprinting Drug Testing Solution, strengthening its product portfolio of sweat-based, non-invasive testing technologies.

Our Products

Intelligent Fingerprinting Drug Screening System

Our wholly owned subsidiary, Intelligent Fingerprinting Limited (IFP), is the developer and owner of our proprietary and commercially available portable drug screening system designed to detect common drugs of abuse through fingerprint sweat. The IFP System consists of a small, tamper-evident drug screening cartridge that collects ten fingerprint sweat samples, which are then analyzed in a portable handheld reader for precise on-screen results in minutes. This system eliminates the need for invasive and unpleasant urine, saliva, or blood collection to test for substance abuse. The ten samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. The IFP System is currently designed to detect opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. In addition, samples collected via confirmatory kits can be sent to a third-party laboratory service provider for confirmation testing.

Intelligent Fingerprinting Drug Screening System Functionality

The IFP System consists of single-use, tamper-evident Intelligent Fingerprinting Cartridges for sample collection and the portable IFP Reader analysis unit. The cartridge is inserted into a reader, and within 10 minutes, the results are displayed, with options to print and save anonymized data for further use. Results can also be downloaded to a computer and be used for, among other things, and to the extent legally permissible, integration with employee medical records or for general statistical analysis.

History and Background of the Intelligent Fingerprinting Drug Screening System

Founded in 2007, IFP is a spin-out company from the University of East Anglia (UEA) and is based in Cambridge, England. IFP developed and commercialized the patented IFP Reader and Cartridge system, which has been predominantly sold in the United Kingdom, mainland Europe and the Middle East. IFP continues to manufacture the cartridges for the IFP System in its factory in Cambridge, England.

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

Our R&D, manufacturing facilities and operations for drug screening products must also adhere to stringent quality criteria, complying with ISO 13485 for In Vitro Diagnostic Devices and Medical Devices, as well as ISO 9001. Additionally, we have quality and regulatory oversight of our sub-contracted reference laboratories, where our methodology is accredited by the United Kingdom Accreditation Service (UKAS), ensuring that the laboratory operations meet the ISO 17025 standard.

Australia: We are permitted to sell the IFP System as a drug screening device in Australia and have obtained accreditation from NATA (National Association of Testing Authorities, Australia).

We have partnered with Racing Analytical Services Limited (RASL), one of Australia’s largest independent drug testing laboratories, to provide confirmation tests for our drug screening solutions. RASL laboratory operations meet the ISO 17025 standard.

United States of America: We are currently navigating our regulatory pathway in the United States as we seek approval to sell the IFP System in the United States. We are focused on securing FDA 510(k) clearance for the IFP System’s opiate test for codeine in the U.S., which will enable broader use beyond current Forensic Use Only settings. Additionally, we must identify potential laboratory partners for further certifications and studies that may be necessary. In fiscal 2026, the Company advanced its regulatory strategy through increased engagement with regulatory consultants, refined clinical study design, and the generation of new scientific and clinical data to support its submission. We anticipate that obtaining FDA clearance will benefit entry into other regions of the world.

Other Regions: Distributors in other countries and jurisdictions will be responsible for obtaining all necessary approvals within their respective territories.

Manufacturing

The equipment and facilities required to produce the Intelligent Fingerprinting Drug Screening Cartridge and DSR-Plus Reader (IFP Reader) are in place at our manufacturing facility in Cambridge, UK, which is used for fabrication and quality control. The facility operates a Quality Management System that complies with the requirements of ISO 13485 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology; and the design, development, manufacture, distribution, servicing and supply of devices for collection of fingerprint samples used to detect drugs of abuse; The facility further operates a quality management system that complies with the requirements of ISO 9001 for the design, development, manufacture, distribution, servicing and supply of devices and readers designed to screen for drugs of abuse using fingerprint diagnostic technology and the design, development, manufacture, distribution, servicing, and supply of devices for collection of fingerprint samples used to detect drugs of abuse.

Furthermore, we have also outsourced the manufacturing of IFP Reader via strategic manufacturing partnership to third parties. We ensure that our manufacturing partners adhere to stringent quality criteria including ISO 13485, MDSAP, FDA, TUV SUD, and GMP standards, ensuring world-class compliance and quality in medical device manufacturing.

The U.S. Food and Drug Administration (FDA) finalized the Quality Management System Regulation (QMSR) to harmonize its medical device quality system requirements with ISO 13485:2016. The QMSR became effective on February 2, 2026, replacing the previous Quality System Regulation (QSR) framework in 21 CFR Part 820. Rather than maintaining a standalone set of FDA quality system requirements, the QMSR incorporates ISO 13485:2016 by reference while preserving certain FDA-specific statutory and regulatory requirements, such as provisions related to records, complaint handling, labeling, and other obligations under the Federal Food, Drug, and Cosmetic Act. Intelligent Fingerprinting Ltd has the framework for medical device manufacture which enables it to comply with QMSR set out by the FDA. IFP are also FDA site registered.

Distribution and Sales

We currently serve over 502 small to medium-sized businesses, primarily located in the United Kingdom, with additional customers across various global locations. We intend to expand our customer base by strengthening our presence in existing markets and, subject to receiving necessary regulatory approvals and clearances, venture into new regions. We will tailor our strategy to the targeted region, establishing direct sales and marketing teams or utilizing distribution networks. In some cases, a combination of these strategies may be appropriate.

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

United Kingdom: Our direct sales team consists of five sales representatives and a National Sales Manager under the direction of the Vice President of Global Sales. The team utilizes telemarketing leads and a variety of other inbound lead-generation tactics to connect with new businesses and schedule on-site and virtual product demonstrations. The UK team includes a Customer Experience Team that manages account relationships, product support, training and sales administration. New customer accounts are assigned to sales representatives based on geographic territories.

Australia: We utilize a third-party sales agency under the direction of the Vice President of Global Sales. The agency’s primary area of focus is the east coast of Australia, comprising approximately 72% of the country’s population. The agency’s team utilizes their extensive network of existing contacts and relationships to introduce the IFP products through in-person demonstrations. We also intend to utilize distributor partnerships to cover regions such as Western Australia, South Australia, and other remote areas.

United States: Upon our planned 510(k) submission and subject to receiving appropriate approvals/clearance from the FDA, we plan to appoint a dedicated distribution leader to spearhead market entry strategies by identifying and selecting distributors and partners. Our focus will be identifying distributors and partners already operating within the U.S. drug screening market.

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

According to the 2024 World Drug Report published by the United Nations Office on Drugs and Crime, the emergence of new synthetic opiates and a record supply and demand of other drugs has compounded the impacts of the world drug problem, leading to a rise in drug use disorders and environmental harms. Approximately 292 million people used drugs worldwide in 2022, a 20% increase over the previous decade. Cannabis remains the world’s most used drug, with 228 million users. Opiate use remains a major concern, with 60 million users, followed by amphetamines (30 million users), cocaine (23.5 million users), and ecstasy (20 million users). Nitazenes, a group of synthetic opiates which can be even more potent than fentanyl, have recently emerged in several high-income countries, resulting in an increase in overdose deaths. Though an estimated 64 million people worldwide suffer from drug use disorders, only one in 11 is in treatment4.

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

Germany (via Europe) (DE 602016018952.6)

France (via Europe) (EP(FR) 3262413)

UK (via Europe) (EP(GB) 3262413)

Netherlands (via Europe) (EP(NL) 3262413)

Australia (AU 2016225217)

Canada (CA 2977891)

China (CN ZL201680012388.4)

Japan (JP 6694892)

US (US 11150243)

	The lateral flow cartridge family- is directed to the lateral flow-based fingerprint cartridge used in the commercial product	This family was filed in 2015 and is estimated to expire in 2035-2036.

UK (GB 2561165) Australia (AU 2018247080) European Unitary (EP 3600034) UK (via Europe) (EP 3600034) US (US 11227140)	The confirmation cartridge family - is directed to the confirmation cartridge used in the commercial product	This family was filed in 2017 and is estimated to expire in 2037-2038.

UK (GB 2592432) Australia (AU2021225394) (Pending) Australia (AU 2021225394) European Unitary (EP 4111173) UK (via Europe (EP(GB) 4111173) US (US 17/904887)	The lateral flow test strip reader family - is directed to the DSR-Plus reader (IFP Reader) used in the commercial product	This family was filed in 2020 and is estimated to expire in 2040-2041.

Secondary / Tertiary Patent Families

UK (GB 2517737) Australia (AU 2014313919) US (US 10617397)	The first cartridge family - is directed to a sample cartridge that is no longer being sold or used.	This family was filed in 2013 and is estimated to expire in 2033-2034.

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

UK (GB 2528654)

Germany (via Europe) (DE 602015039053.9)

France (via Europe) (EP(FR) 3171847)

UK (via Europe) (EP(GB) 3171847)

Netherlands (via Europe) (EP(NL) 3171847)

Australia (AU 2015293654)

US (US 10675222)

	The medication dispenser family - is directed to a reagent cartridge that is not used in the commercial product.	This family was filed in 2014 and is estimated to expire in 2034-2035.

UK (GB 2552823) Europe (EP 17752467.5) (Pending)	The project ridgeway family is directed to a waveguide device that is not used in the commercial product.	This family was filed in 2016 and is estimated to expire in 2036-2037.

UK (GB 2570944) Europe (EP 3752831)	The ecosystem family is directed to a method for chemical analysis that is not used in the commercial product	This family was filed in 2019 and is estimated to expire in 2039.

UK (GB 2570945) Europe (EP 3752954)	The project ridgeway with calibration family is directed to an improved waveguide device that is not used in the commercial product	This family was filed in 2018 and is estimated to expire in 2038-2039.

UK (GB 2577237)	The project matchbox family is directed to a method for quantifying a skinprint that is not used in the commercial product.	This family was filed in 2018 and is estimated to expire in 2038.

The patents listed above cover virtually all aspects of fingerprint diagnostics including: chemistry, screening cartridge technology, collection cartridge technology, fingerprint quantitation, fingerprint controlled medication dispenser, lab testing of fingerprints, accessories, and lateral flow test strip reader.

Technology License Agreements

We had entered into following technology license agreements with Life Science Biosensor Diagnostics Pty Ltd (incorporated in New South Wales, Australia (LSBD), which subsequently went into liquidation:

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

We do not believe the above Biosensor Platform licenses or interests have a material impact on the Company.

For a discussion of the commencement of the liquidation of LSBD, the reversion of the intellectual property we have licensed from LSBD (including the Biosensor IP and COV2 IP) to the University of Newcastle, the status of LSBD’s external administration, and the resulting postponement of further development of the BPT pending finalization of appropriate licensing arrangements, see “Item 1. Business - Our Testing Platforms - Biosensor Platform.”

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

We understand that following the commencement of the liquidation of LSBD on July 21, 2023, the LSBD IP we licensed from LSBD, which includes the Biosensor IP, has reverted back to the University of Newcastle. Following our discussions with the University of Newcastle, it is our understanding that the University of Newcastle cannot finalize licensing of the Biosensor IP until the liquidation, by virtue of the status of LSBD being under external administration, is completed. As of the date of this Annual Report on Form 10-K the ASIC database maintained by the Australian Securities and Investments Commission (ASIC) indicates that LSBD (Australian Company Number 613 279 771) is under the status of a company being under external administration. We do not know the timeline for when LSBD’s liquidation will be complete or when LSBD’s status will change, and accordingly, we do not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize appropriate licensing arrangements related to the BPT.

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

We understand that following the commencement of the liquidation of LSBD on July 21, 2023, the LSBD IP we licensed from LSBD, which includes the Biosensor IP, has reverted back to the University of Newcastle. Following our discussions with the University of Newcastle, it is our understanding that the University of Newcastle cannot finalize licensing of the COV2 IP until the liquidation, by virtue of the status of LSBD being under external administration, is completed. As of the date of this Annual Report on Form 10-K the ASIC database maintained by the Australian Securities and Investments Commission (ASIC) indicates that LSBD (Australian Company Number 613 279 771) is under the status of a company being under external administration. We do not know the timeline for when LSBD’s liquidation will be complete or when LSBD’s status will change, and accordingly, we do not expect any updates or finalization of any license terms until this occurs. As a result, further development of the COV2 Products has been postponed until we are able to finalize appropriate licensing arrangements related to the COV2 Products.

Intellectual Property Protection

We vigorously protect our intellectual property rights for any technologies owned through patents and copyrights, both in the United States and internationally. Additionally, we leverage trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to our proprietary information. We generally require employees to assign patents and other intellectual property to the Company as a condition of employment. All consulting agreements will pre-emptively assign all new and improved intellectual property that arise during the term of the agreement to the Company. In addition, we may license additional technologies from third parties. Prior to any further acquisition or licensing of technology from a third party, the Company will evaluate the existing proprietary rights, its ability to obtain and protect these rights, and the likelihood or possibility of infringement upon competing rights of others.

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

Competition

IFP has developed a Point of Care (POC) drug screening test system and a drug laboratory-based confirmation testing service. Both of these involve the collection of fingerprint sweat samples for analysis. For many years, competitor POC and confirmation tests relied on collecting either urine or oral fluid (saliva) samples. There are several competitive advantages of analyzing fingerprint sweat over urine and oral fluid drug testing:

1.	Non-Invasive sample collection: Fingerprint sweat can be collected within seconds from any location without needing trained specialists, gender-specific collectors or prepared collection areas. The sweat from the fingerprints is collected simply by pressing each finger onto a disposable sample collection cartridge for five seconds. In contrast, the collection of urine and oral fluid samples can take several hours and requires trained collectors. Collection areas must be specially prepared, and sample collection should be observed directly to avoid cheating tests. This is highly invasive, particularly in the case of urine.

2.	Hygienic and non-biohazardous: Fingerprint sweat samples are non-biohazardous, so the screening and collection kit material can be disposed of in routine waste or recycled. Kits used to collect urine and saliva are a potential biohazard and must be treated as such – either incinerated or into landfill.

3.	Accurate Results: The results of conventional urine and oral fluid POC drug screening tests require reading the test results by interpreting the presence or absence of colored test lines using the naked eye. Often these test lines are weak and difficult to see, leading to inaccuracy in reading the test result. In contrast, the results of the IFP screening test are provided automatically by the IFP Reader unit, providing an unambiguous test result that does not require any user interpretation, increasing the accuracy of the test.

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

Human Capital

As of June 30, 2026, we have 13 full-time employees in Australia and 2 in the United States. Our subsidiary, IFP, has 44 full time and 1 part time employees in the United Kingdom.

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

●	We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2026.

●	We have incurred significant losses since inception and continue to incur losses, and we may not be able to achieve significant revenues or profitability.

●	We rely on third parties to perform certain confirmatory tests for our IFP System.

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

●	The regulatory clearance/approval process which we may be required to navigate may be expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for any product launch by the Company of the IFP products in certain jurisdiction or our any future product.

●	Clinical data obtained subsequent to the implementation of the clinical evidence module may not meet the required objectives, which could delay, limit or prevent additional regulatory clearance or approval.

●	We may be unable to complete required clinical evaluations, or we may experience significant delays in completing such clinical evaluations, which could prevent or significantly delay our targeted product launch timeframe and impair our business plan.

●	We are subject to the risk of reliance on third parties to conduct our clinical evaluation work, their inability to comply with good clinical practice and relevant regulation could adversely affect the clinical development of our product candidates and harm our business.

●	As a result of the liquidation of Life Science Biosensor Diagnostics Pty Ltd (LSBD) and the intellectual property rights licensed by the Company from LSBD (the Biosensor IP and intellectual property related to SARS-CoV-2 testing) reverting back to the University of Newcastle, there is a risk of extended delays in negotiating the terms of licensing the intellectual property with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT, the Licensed Products or the COV2 Products. We do not believe this will have a material impact on the Company.

●	We may be unable to protect or enforce our intellectual property rights, including those licensed to us, which could impair our competitive position.

●	We have limited foreign intellectual property rights and may not be able to protect those intellectual property rights, which means that we may not be able to prevent third parties from practicing our inventions or from selling or importing products made using those inventions.

●	Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad. If we fail to obtain and maintain necessary regulatory approvals for our current IFP products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations.

●	If we or our suppliers fail to comply with The United Kingdom Accreditation Services (UKAS), FDA’s Quality System Regulation (QSR) and CE (European Conformity) Markings and other relevant regulations regulation, our manufacturing or distribution operations could be delayed or shut down and our revenue could suffer.

●	The Company may not be able to repay the grant it received from the Australian Government on time.

●	If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to trade in our securities.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or products.

●	Our use of artificial intelligence, or AI, and other emerging technologies could adversely impact our business and financial results.

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

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the BPT and planned applications of IFP System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of June 30, 2026, of $3,992,312 may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of its consolidated financial statements for the year ended June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these consolidated financial statements were issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or if at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the Fiscal year ended June 30, 2026.

The report from our independent registered public accounting firm for the year ended June 30, 2026, includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the audited financial statements were issued. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or if at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or if at all.

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

Since our inception, we have engaged primarily in development activities. We have financed our operations primarily through proceeds from public offerings and private placements of equity securities, existing trade and shareholder financing arrangements, and the incurrence of debt and have incurred losses since inception, including a net loss of $10,568,733 for the fiscal year ended June 30, 2025 and a net loss of $12,430,975 for the fiscal year ended June 30, 2026. We do not know whether or when we will become profitable.

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

We have limited experience of marketing and selling our products. We currently primarily rely on our direct sales force to sell our products in targeted geographic regions and distributors in certain regions including the United Kingdom, and any failure to maintain and grow our direct sales force will negatively affect our business, financial condition and results of operations. The members of our direct sales force are highly trained and possess substantial technical expertise, which we believe is critical in increasing adoption of our products. The members of our U.K. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully install such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations.

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

Changes to U.S. tax laws under the One Big Beautiful Bill Act and existing and future changes to tariff policies could adversely affect our financial condition and results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, introducing significant amendments to U.S. tax laws, with various provisions taking effect on different dates. Key provisions included changes to bonus depreciation, the treatment of research and development expenditures, interest expense deductibility, and revisions to international tax regimes. Although certain changes may reduce our tax liabilities, others could increase our effective tax rate, impact the timing of our deductions, or alter the value of our deferred tax assets and liabilities. In addition, changes to U.S. trade policy — including the imposition of new tariffs, increases in existing tariffs, or retaliatory measures by other countries — could increase the costs of our raw materials, components, or finished goods, or reduce demand for our products. Such measures could also create volatility in global supply chains, disrupt our sourcing strategies, and adversely affect our competitiveness. The overall effect of the OBBBA and potential changes to tariff policies on our business and financial results will depend on the interpretation of the legislation, future regulatory or trade policy actions, and potential changes in our operations or tax profile. We are continuing to evaluate these risks, and there can be no assurance that their implementation will not materially and adversely affect our financial condition, results of operations, or cash flows.

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

Our use of artificial intelligence, or AI, and other emerging technologies could adversely impact our business and financial results.

We currently make limited use of AI technologies in our operations, and we may continue to explore further use cases. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business endeavors, but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, privacy, cybersecurity and other significant risks. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our product offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs on us and limit our ability to effectively develop, deploy or use AI technologies. Furthermore, if we are unable to effectively manage the use of AI technologies by our employees and service providers, our confidential information, intellectual property and reputation could be put at risk. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

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

As a result of the liquidation of Life Science Biosensor Diagnostics Pty Ltd (LSBD) and the intellectual property rights licensed by the Company from LSBD (the Biosensor IP and intellectual property related to SARS-CoV-2 testing) reverting back to the University of Newcastle, there is a risk of extended delays in negotiating the terms of licensing the intellectual property with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful, which, in any event, would negatively impact the Company’s ability to develop and commercialize the BPT, the Licensed Products or the COV2 Products.

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

We understand that following the commencement of the liquidation of LSBD on July 21, 2023, the LSBD IP we licensed from LSBD, which includes the Biosensor IP, has reverted back to the University of Newcastle. Following our discussions with the University of Newcastle, it is our understanding that the University of Newcastle cannot finalize licensing of the Biosensor IP until the liquidation, by virtue of the status of LSBD being under external administration, is completed. As of the date of this Annual Report on Form 10-K the ASIC database maintained by the Australian Securities and Investments Commission (ASIC) indicates that LSBD (Australian Company Number 613 279 771) is under the status of a company being under external administration. We do not know the timeline for when LSBD’s liquidation will be complete or when LSBD’s status will change, and accordingly, we do not expect any updates or finalization of any license terms until this occurs. As a result, further development of the BPT has been postponed until we are able to finalize appropriate licensing arrangements related to the BPT.

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

We do not believe the Biosensor Platform licenses have a material impact on the Company.

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

For our business to be viable and to compete effectively, the proprietary rights with respect to the technologies and intellectual property used in our products must be developed and maintained. We rely primarily on patent protection and trade secrets, as well as a combination of copyright and trademark laws and nondisclosure and confidentiality agreements to protect our technology and intellectual property rights. There are significant risks associated with our ability to protect our intellectual property, including:

●	pending intellectual property applications may not be approved or may take longer than expected to result in approval in one or more of the countries in which we operate;

●	our intellectual property rights may not provide meaningful protection;

●	other companies may challenge the validity or extent of our patents and other proprietary intellectual property rights through litigation, oppositions and other proceedings, which proceedings can be protracted as well as unpredictable;

●	other companies may have independently developed (or may in the future independently develop) similar or alternative technologies, may duplicate our technologies or may design their technologies around our technologies or technologies we license;

●	enforcement of intellectual property rights is complex, uncertain and expensive, and may be subject to lengthy delays;

●	there is an inherent risk of extended delays in negotiating the terms of licensing the Biosensor IP with the University, or that such negotiations may result in less favorable licensing terms for the Company, or that such negotiations may not be successful;

●	our ability to enforce our intellectual property protection could be limited by our financial resources; and

●	the other risks described in “Risks Related to Our Intellectual Property”.

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

Risks Related to Our Industry

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad. If we fail to obtain and maintain necessary regulatory approvals for our current IFP products, or if approvals for future products and indications are delayed or not issued, it will negatively affect our business, financial condition and results of operations.

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

Our research, development and manufacturing operations including product assembly line at Cambridge, UK involve the use of hazardous substances, and we are subject to a variety of foreign environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. Our products may also contain hazardous substances, and they are subject laws and regulations relating to labelling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations, or releases of or exposure to hazardous substances, will not occur in the future or have not occurred in the past, including as a result of human error, accidents, equipment failure or other causes. The costs of complying with environmental laws and regulations, and liabilities that may be imposed for violating them, or for remediation obligations or responding to third-party claims, could negatively affect our business, financial condition and results of operations.

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

A substantial portion of our revenues and costs may be denominated in foreign currencies, such as the British Pound or Australian Dollar. Any significant change in value of these foreign currencies against the U.S. dollar may materially affect our cash flows, net revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, an appreciation of any such foreign currency against the U.S. dollar would make any new investments or expenditures denominated in the foreign currency costlier to us, to the extent that we need to convert U.S. dollars into the foreign currency for such purposes. Conversely, a significant depreciation of any such foreign currency against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock. If we decide to convert any such foreign currency into U.S. dollars for the purpose of making payments for dividends on our common stock, strategic acquisitions or investments or other business purposes, appreciation of the U.S. dollar against the foreign currency would have a negative effect on the U.S. dollar amount available to us. We do not expect to hedge against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have an adverse impact on our future operating results. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

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

In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. Following the grant acquittal audit, an amount of $1,252,842 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of June 30, 2026, as “Accounts payable and accrued expenses”. The remaining amount is payable in 9 equal monthly installments. If the Company is unable to obtain sufficient financing or otherwise raise adequate funds, it may be unable to make required payments when due. Any failure to timely repay such obligations could result in defaults, the acceleration of amounts owed, the imposition of penalties, the initiation of enforcement actions by creditors, and other adverse consequences, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

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

We are obligated to develop and maintain a system of effective internal control over financial reporting. Our internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment must include disclosure of any material weaknesses identified by management in our internal control over financial reporting. We previously qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such, were exempt from certain requirements, including the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. We ceased to qualify as an emerging growth company as of June 30, 2026, because the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective Securities Act registration statement applicable to us occurred in December 2025. Although we will continue to be deemed a "non-accelerated filer" for SEC filings due after June 30, 2026, and will therefore remain exempt from the auditor attestation requirement for internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, we can no longer take advantage of the reduced reporting requirements available to emerging growth companies except to the extent those accommodations are also available to smaller reporting companies. This exemption from the auditor attestation requirements will continue to apply for so long as we remain a non-accelerated filer. We are continuing to dedicate internal resources, engage outside consultants where appropriate, and execute against a detailed work plan to assess and document the adequacy of our internal control over financial reporting, improve control processes, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process.

Although we successfully remediated previously identified material weaknesses in internal control over financial reporting as of June 30, 2026 (as discussed in Item 9A of this Annual Report), maintaining effective controls remains critical as our business continues to evolve. An effective system of internal control over financial reporting and disclosure controls and procedures is essential to the timely and accurate reporting of our financial results and compliance with applicable laws and regulations. As a growing company, we may need to add finance and accounting personnel and devote additional resources to maturing our internal control environment. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we are unable to remediate any identified material weaknesses in a timely fashion, or if other deficiencies are identified, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the trading price of our common stock.

The loss of our “emerging growth company” status will increase certain reporting and compliance obligations and any failure to meet these expanded requirements could expose us to regulatory scrutiny or sanctions and could harm our reputation and adversely affect our stock price.

As of June 30, 2026, the Company ceased to be an emerging growth company as defined in Section 2(a) of the Securities Act but continues to qualify as a smaller reporting company under SEC rules. We will no longer be able to use the extended transition period for complying with new or revised accounting standards and will become subject to the same requirements as other public smaller reporting companies that are not emerging growth companies. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the trading price of our common stock may be more volatile.

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

As a public company, and particularly now that we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. Furthermore, new or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. Moreover, our executive officers have little experience in operating a United States public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to United States public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

We may have difficulties integrating acquired businesses and as a result, our business, results of operations and/or financial condition may be materially adversely affected.

The success of integrating acquired businesses depend on, among other things, the combined Company’s ability to realize these anticipated benefits from combining the businesses of INBS and the acquired company. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

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

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float of $250 million or more or annual revenues of $100 million or more and a non-affiliate public float of $700 million or more, each as determined on an annual basis. For so long as we remain smaller reporting company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, on the design and effectiveness of our internal controls over financial reporting; and

●	scaled reporting and disclosure requirements including about our executive compensation arrangements.

We cannot predict whether investors will find our common stock less attractive if we rely on such exemptions. If some investors find our common stock less attractive, as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

Risk Management and Strategy

We continuously implement additional security measures as part of an evolving cybersecurity posture and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks and mitigate the damage that could result from such an attack. All employees received cybersecurity training and other education regarding their use of computers, information technology, and sensitive data including specifically how to recognize common attack strategies. As many of our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. Our goal is to only utilize the most secure and trusted providers for our information technology (IT) needs. Accordingly, we conduct regular assessments of the security credentials and certifications of our key application providers and require them to maintain industry-recognized security standards. Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

Our current cybersecurity management strategy consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic cybersecurity testing. Our process and cybersecurity posture will continue to be refined based on the results of periodic cybersecurity assessments conducted internally and with our IT consultants and service providers, as needed. We report on cybersecurity to the Board of Directors on a regular basis.

Governance

The Board of Directors is responsible for oversight of cybersecurity risk. Our Chief Financial Officer and Chief Executive Officer are the members of management responsible for managing and assessing our cybersecurity practices and report to the Board of Directors on such practices and risks. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken. We believe we are appropriately staffed (as supported by IT consultants and service providers, as needed) to support a healthy cybersecurity posture given our size and scope.

Our Chief Financial Officer, who reports to the Chief Executive Officer, is directly responsible for IT functions and has extensive experience as a chief financial officer and special projects lead, with expertise in accounting, taxation, business advisory, business risks identification and management and business systems designs across many industries, including the application of IFRS and US GAAP for the life science industry.

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

Holders

As of August 18, 2026, there are approximately 246 holders of record of our common stock. As many of our shares of common stock are held by brokers or other institutions on behalf of shareholders, we are unable to estimate the total number of individual shareholders represented by the record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation” for information with respect to our compensation plans under which equity securities are authorized for issuance.

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

The Company’s current product portfolio includes:

●	Intelligent Fingerprinting Platform: The Company’s current active product is the Intelligent Fingerprinting Platform, which consists of the proprietary portable platform that analyzes fingerprint sweat using a one-time cartridge and portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the U.S., is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”), a two-part system that consists of non-invasive, fingerprint sweat-based diagnostic testing products designed to detect drugs of abuse including opiates, cocaine, methamphetamines, benzodiazepines, cannabis, methadone, and buprenorphine. The IFP System comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under a minute before the portable analysis unit provides an on-screen result in under ten minutes. Samples collected with a confirmatory kit can also be sent to a third-party laboratory service provider for confirmation testing. Customers include safety-critical industries such as construction, transportation and logistics, mining, manufacturing, engineering, drug treatment organizations in the rehabilitation sector, and judicial organizations.

We plan to bring the IFP System to new markets and grow within existing markets concentrating on:

●	increasing market share across the United Kingdom and mainland Europe;

●	expanding sales and distribution throughout Australia, New Zealand and other countries in the Asia Pacific Region (“APAC Region”), and establishing the infrastructure and satisfying the regulatory requirements needed to do so;

●	continuing to work to gather additional supporting data to strengthen its new 510(k) submission to the FDA;

●	initiating research aimed at broadening the capabilities of the IFP System to test for additional drugs and indications, facilitating the expansion of the platform into point-of-care medical testing;

●	expanding the IFP System into new customer segments, including major sporting organizations, law enforcement, and commercial airlines; and

●	developing a strategic network of distributors with established customer bases throughout the APAC Region, Europe and North America to distribute the IFP Products.

Results of Operations

Comparison of the Years Ended June 30, 2026 and 2025

	Year ended June 30,
	2026	2025
Revenue	$4,215,175	$3,052,532
Cost of revenue (exclusive of amortization shown separately below)	(2,165,181)	(1,805,673)
Gross profit	2,049,994	1,246,859

Other income
Government support income	677,776	816,901

Operating expenses
Selling, general and administrative expenses	(10,502,161)	(8,918,468)
Development and regulatory approval expenses	(3,371,292)	(2,396,513)
Depreciation and amortization	(1,163,847)	(1,207,875)
Impairment of long-lived assets	(298,555)	(220,062)
Total operating expenses	(15,335,855)	(12,742,918)
Loss from operations	(12,608,085)	(10,679,158)

Other income (expense), net
Interest expense	(10,736)	(26,339)
Realized foreign exchange gain (loss)	39,820	(911)
Interest income	110,329	101,522
Total other income, net	139,413	74,272
Net loss	(12,468,672)	(10,604,886)
Net loss attributable to non-controlling interest	(37,697)	(36,153)
Net loss attributable to Intelligent Bio Solutions Inc.	$(12,430,975)	$(10,568,733)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(218,242)	384,670
Total other comprehensive (loss) income	(218,242)	384,670
Comprehensive loss	(12,686,914)	(10,220,216)
Comprehensive loss attributable to non-controlling interest	(37,697)	(36,153)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(12,649,217)	$(10,184,063)

Net loss per share, basic and diluted*	$(8.44)	$(20.04)
Weighted average shares outstanding, basic and diluted*	1,472,744	527,364

The accompanying notes are an integral part of these consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the consolidated financial statements unless otherwise stated.

Results of Operations:

Comparison of the Years Ended June 30, 2026, and 2025

The major focus for the year was concentrating on:

●	Revenue growth,

●	Gross profit growth

●	Preparation of the product and data for FDA submission

Efforts were concentrated on these areas to establish the groundwork for the ongoing future returns and growth to the Company, which will be explained in the following analysis.

Revenue

Sales of goods

	Year ended June 30,
	2026	2025
Sales of goods - cartridges	$2,485,563	$1,762,153
Sales of goods - readers	902,263	711,737
Other sales - accessories	827,349	578,642
Total revenue from Sales of Goods	$4,215,175	$3,052,532

Total revenue from sales of goods was $4,215,175 for the year, being an increase of 38.1% (an increase of $1,162,643) compared to the same period the prior year. This increase is a direct result of concentrated Sales and Marketing efforts and expenditure leading to the addition of 116 new customers and an increase in the ongoing re-order rate for the consumables. The major driver of the growth was sales of cartridge consumables increasing 41.1% (an increase of $723,410) compared to the same period the prior year. This underscores the strength of our “razor-and-blades” business model by increasing the reader base to generate ongoing consumables revenue we will endeavor to grow this trajectory as we continue to expand our installed reader base into new markets in the future.

Gross profit

	Year Ended June 30,
	2026	2025
Revenue	$4,215,175	$3,052,532
Direct material cost	(1,123,081)	(923,251)
Direct labor cost	(950,369)	(834,231)
Direct overhead cost	(91,731)	(48,191)
Cost of revenue (exclusive of amortization)	(2,165,181)	(1,805,673)
Gross profit	$2,049,994	$1,246,859
Gross profit margin	48.63%	40.85%

Gross profit increased to 48.63% for the year compared to 40.85% the prior year (translating to an extra $803,135 for the year).

Gross profit margin improvement during the period was primarily driven by our strategic manufacturing partnership for IFP Readers, improved operational efficiencies as excess capacity was utilized, and increased sales volumes. Gross profit margin also benefited from our value-based pricing structure, which remained consistent during the period. We believe this pricing reflects customers’ recognition of the efficiency and return on investment offered by our fingerprint sweat screening technology compared with traditional testing methods. The improvement in gross profit margin also reflects continued operational discipline and a more favorable sales mix.

Contribution margin (non-GAAP)

	Year Ended June 30,
	2026	2025
Revenue	$4,215,175	$3,052,532
Direct material cost	(1,123,081)	(923,251)
Contribution margin (non-GAAP)	$3,092,094	$2,129,281
Contribution margin % (non-GAAP)	73.36%	69.75%

Contribution margin, which is a non-GAAP measure of efficiency relating to direct variable costs such as materials and consumables This grew to 73.36% compared to 69.75% the prior year (being an extra $962,813 for the year). This is a result of improved strategic manufacturing partnership for IFP Readers, production efficiency, better pricing of input costs due to better volumes and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

Reconciliation of contribution margin (non-GAAP)

	Year Ended June 30,
	2026	2025
Revenue (GAAP)	$4,215,175	$3,052,532
Less: Cost of revenue (exclusive of amortization) (GAAP)	(2,165,181)	(1,805,673)
Gross Profit (GAAP)	$2,049,994	$1,246,859
Add: Direct labor cost	950,369	834,231
Add: Direct overhead cost	91,731	48,191
Contribution margin (non-GAAP)	$3,092,094	$2,129,281
Contribution margin % (non-GAAP)	73.36%	69.75%

Government support income

Government support income in the United Kingdom and Australia geographic segments decreased by $139,125 to $677,776 from $816,901 for the year ended June 30, 2026, compared to same period in 2025. This decrease was primarily attributable to changes in U.K. R&D tax credit legislation, reducing the benefit from 14.5% to 10% of eligible R&D expenditures, as well as a reduction in qualifying R&D activities undertaken in Australia compared to the prior year. The government support income decreased despite a substantial increase in the R&D expenses as this is mostly driven by the legislation of the subsidiary company where the expense is incurred.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1,583,693 to $10,502,161 from $8,918,468 for the year ended June 30, 2026, compared to the same period in 2025.

The increase in expenses is largely driven by marketing and investors relations expenses as the Company accelerates its efforts to establish the foundations of the Company as it expands its market share and market awareness. The major components of selling, general and administrative expenses are:

Marketing expenses

Marketing expenses were $2,068,020 for the year ended June 30, 2026, compared to $1,554,773 for the same period the prior year. Marketing expenditures have increased during the year ended June 30, 2026, as the Company moves to the next phase of strategic direction in expanding market awareness into existing and potential markets. The Company believes this is achieving the objectives through increased revenue and successful capital raising.

Wages and salaries

Wages and salaries were $4,764,593 for the year ended June 30, 2026, compared to $3,988,659 for the same period the prior year. The major components of this increase were to drive sales and market awareness (additional costs for sales staff remuneration. and additional head count for marketing staff) additional expenditure for finance staff to implement NetSuite, the new accounting system with the objective to remediate previously reported internal control issues and to bring this to a level of effectiveness. This expenditure has a direct connection with increased sales and improvement of internal controls to mitigate the internal control risks of previous years.

Legal expenses

Legal expenses were $523,756 for the year ended June 30, 2026, compared to $324,781 for the same period the prior year. Additional legal costs were incurred as part of the activities of developing further the foundations of the Company during this reporting period including general corporate expenses and administrative legal costs associated with raising capital.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $974,779 to $3,371,292 from $2,396,513 for the year ended June 30, 2026, compared to the same period in 2025. This increase is primarily attributable to the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners. During the year ended June 30, 2026, the Company had partnered with Cliantha Research to perform a cutoff assessment for codeine in fingerprint sweat and with CenExel Clinical Research, Inc. to conduct multiple clinical studies across multiple sites, as part of the Company’s FDA 510(k) submission.

This expenditure is crucial to move into the next phase of the FDA 510(k) submission.

Depreciation and amortization

Depreciation and amortization decreased by $44,028 to $1,163,847 from $1,207,875 for the year ended June 30, 2026, compared to same period in 2025. The decrease was primarily attributable to the completion of the amortization of customer relationship (intangible assets) in September 2025 resulting in no remaining carrying value for amortization during the year ended June 30, 2026, partially offset by an amortization of software costs.

Impairment of long-lived assets

The impairment of long-lived assets increased by $78,493 to $298,555 from $220,062 for the year ended June 30, 2026, compared to the same period in 2025. The increase is mainly due to the impairment of construction in progress assets held for sale.

Other income and expenses

Interest expense

Interest expense decreased by $15,603 to $10,736 from $26,339 for the year ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily attributable to the settlement of notes payable.

Realized foreign exchange gain (loss)

Realized foreign exchange gain increased by $40,731 to a gain of $39,820 from a loss of $911 for the year ended June 30, 2026, compared to the same period in 2025. This increase was primarily attributable to favorable foreign currency exchange rate during the settlement of the notes payable and other transactions in currencies other than its functional currencies.

Interest income

Interest income increased by $8,807 to $110,329 from $101,522 for the year ended June 30, 2026, as compared to the same period in 2025. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

Income tax (expense) benefit

There was no income tax expense for the years ended June 30, 2026, and 2025, respectively, as the Company has established a full valuation allowance for all its deferred tax assets.

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

Other comprehensive income (loss)

Foreign currency translation gain (loss)

Unrealized foreign currency translation gain decreased by $602,912 to a loss of $218,242 for the year ended June 30, 2026, compared to a gain of $384,670 the same period in 2025. It is calculated based on the Company’s unsettled transactions in currencies other than its functional currency and translation of assets and liabilities of foreign subsidiaries in reporting currency

Net loss attributable to INBS

Net loss attributable to INBS increased by $1,862,242 to $12,430,975 from $10,568,733 for the year ended June 30, 2026, compared to the same period in 2025. This increase is primarily driven by increase in selling, general and administrative expenses as the Company moves to the next phase of strategic direction in expanding market awareness into existing and potential markets, increase in wages and salaries due to additional employee headcount and development and regulatory approval expenses as the Company continues to work to gather additional supporting data to strengthen its new 510(k) submission to the FDA.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. As of June 30, 2026, we had $3,992,312 in cash and cash equivalents and working capital of $2,168,312. Working capital is calculated current assets less current liabilities.

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

During the period between September 18, 2024 to June 30, 2026, the Company raised approximately $4,023,276 (net of commissions of approximately $124,433 paid to Ladenburg) through the sale and issuance of 501,300 shares of Company common stock pursuant to the ATM Agreement. During the three months ended June 30, 2026, the Company raised approximately $398,504 (net of commissions of approximately $12,325 paid to Ladenburg) through the sale and issuance of 153,437 shares of Company common stock pursuant to the ATM Agreement.

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

In January 2026, the Company raised approximately $1,044,392 (net of commissions of approximately $93,995 paid to Ladenburg) upon the issuance of 54,968 shares for exercise of warrants Series J and H-2 by investors on January 13, 2026, and January 15, 2026.

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

Each Series L Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share, subject to adjustment, and each Series K-1 Warrant and Series K-2 Warrant is exercisable for one share of Common Stock at an exercise price of $4.10 per share, subject to adjustment. Gross proceeds from the December Private Placement were approximately $10.0 million, before deducting placement agent fees and other offering expenses, and excluding any proceeds from the exercise of the December 2025 Warrants.

Australian Government Grant - In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government (the “Australian Government Grant”). Following the grant acquittal audit, an amount of $1,252,842 remains payable to the Australian Government, which is disclosed under liabilities in the balance sheet as of June 30, 2026, as “Accounts payable and accrued expenses”. The remaining amount is payable in 9 equal monthly instalments. For more information regarding the repayment of the Australian Government Grant, see “Item 1A. Risk Factors - The Company may not be able to repay the grant it received from the Australian Government on time.”

As of June 30, 2026, our principal contractual obligations include future minimum lease payments under operating leases for our facilities, a repayment obligation to the Australian Government related to a manufacturing facility grant, and remaining amounts due under our agreements for clinical study services. In addition, we have ongoing payment obligations under advisory agreements which require monthly cash fees plus periodic issuances of restricted common stock.

The Company expects that its cash and cash equivalents as of June 30, 2026, may be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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

Grant income

Accounting for the grant income does not fall under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as the Australian Government will not benefit directly from our manufacturing facility. As there is no authoritative guidance under US GAAP on accounting for grants to for-profit business entities, we applied International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the Australian Government grant to the Company.

The Australian Government grant proceeds were provided to reimburse eligible costs incurred in connection with the construction of the Company’s manufacturing facility and met the definition of grants related to assets under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, as the primary purpose of the funding was to support the construction of a capital asset. Under IAS 20, government grants related to assets may be presented in the statement of financial position either as deferred income recognized in the statement of operations on a systematic basis over the useful life of the related asset or as a reduction of the carrying amount of the asset. The Company elected to initially record the grant proceeds as deferred income and subsequently apply the proceeds against the gross carrying amount of the related property and equipment, including construction in progress (“CIP”), with a corresponding reduction of the deferred grant income liability.

During fiscal 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. The amounted owed to the Australian Government was determined as $2,172,108 of which $1,252,842 remains payable, which is disclosed under liabilities in the balance sheet as of June 30, 2026, as “Accounts payable and accrued expenses”.

A total of $0 and $271,780 deferred grant income was recognized within other income during the year ended June 30, 2026 and 2025 respectively.

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

In the fourth fiscal quarter ended June 30, 2025, upon the completion of the project deadline for the construction of a manufacturing facility in Australia, the construction in progress assets acquired specifically for the manufacturing facilities were evaluated for alternative uses. It was determined that these assets had no alternative use to the Company. Consequently, management concluded this event to be an indicator of impairment and initiated an assessment for impairment in accordance with ASC 360, Property, Plant, and Equipment. As part of this assessment, management decided to dispose these assets and obtained offers from interested third parties. The Company determined the fair value of the construction in progress using the market approach and concluded that the carrying value of the assets exceeded the fair value. Therefore, the Company recognized impairment losses of $220,062 during the fiscal years ended June 30, 2025.

In the second fiscal quarter ended December 2025, the Company reviewed its assets held for sale to ensure they were recorded at the lower of their carrying amount or fair value less costs to sell in accordance with ASC 360, Property, Plant, and Equipment. Fair value was measured on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, using a market approach adjusted for estimated transaction terms and disposal costs. Significant unobservable inputs included estimated selling price ranges derived from indicative third-party discussions, discounts for marketability, and management’s estimate of direct selling costs, resulting in a Level 3 fair value measurement within the fair value hierarchy. The Company sold the assets and received proceeds of $40,158.

Subsequently, the Company recognized an impairment loss of $298,555 during the year ended June 30, 2026, which is reflected as “impairment of long-lived assets” in the accompanying consolidated statements of operations and other comprehensive income (loss).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a -15(f) under the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles (U.S. GAAP).

 The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal controls over financial reporting was effective as of June 30, 2026, and that our previously reported material weaknesses from prior fiscal years have been remediated.

Previously Identified Material Weaknesses

In its previous assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, management identified material weaknesses in control environment, risk assessment, control activities, information and communication and monitoring. Specifically, the Company had not yet designed and maintained an effective control environment commensurate with its financial reporting requirements. This included (a) a lack of formally documented policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting and reporting functions, (b) insufficient evidence to support the performance of controls and the adequacy of review procedures, including the completeness and accuracy of information used in the performance of controls and (c) limited accounting personnel and other supervisory resources necessary to adequately execute the Company’s accounting processes and address its internal controls over financial reporting.

Remediation of Previously Reported Material Weaknesses

In connection with addressing the material weaknesses discussed above, management has completed several steps necessary to remediate the underlying control deficiencies. We have made the following enhancements and continue to make progress to enhance our control environment:

●	Implemented a New Accounting System: Successfully deployed a new global accounting system across all subsidiaries, which has enhanced internal controls by improving the efficiency, accuracy, and reliability of our financial reporting and data management;

●	Expanded Accounting and Finance Resources: Hired additional accounting and finance personnel to ensure proper segregation of duties in the preparation and review of schedules, calculations, and journal entries providing the necessary oversight, structure, and reporting lines for rigorous review of our disclosures;

●	Strengthened Complex Accounting Controls: Enhanced control activities surrounding the preparation and review of complex accounting measurements, the application of U.S. GAAP to significant accounts and transactions, and overall financial statement disclosures;

●	Formalized Key Business Processes: Identified key business processes and associated risks, aligning them with appropriately designed control activities that are now actively governing our transaction processing;

●	Utilized Independent Experts: Engaged independent third-party experts to assist with the evaluation and accounting of complex transactions, a practice we will continue as needed;

●	Enhanced Corporate Oversight: Continued to implement measures under the direction of the Audit Committee of our Board of Directors to strengthen process-level controls and ensure appropriate assignment of authority, responsibility, and accountability.

As of June 30, 2026, all remediation efforts have been completed by management and the applicable controls have operated for a sufficient period of time. Management concluded, through testing, that these controls are operating effectively. As a result, management concluded that previously identified material weaknesses in our internal control over financial reporting have been remediated as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described above, there have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of these inherent limitations, no evaluation of controls can provide absolute assurance that all control issues or instances of fraud, if any, within a company have been or will be detected. Future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

During the three-months ended June 30, 2026, none of the Company’s directors or executive officers has adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Our business is managed under the direction of our Board, which currently consists of the individuals listed below:

Director	Age+	Position(s) with the Company	Director Since
Steven Boyages*	69	Chairman of the Board (Nominating and Corporate Governance Committee Chair) Former Interim Chief Executive Officer (October 29, 2021 – October 26, 2022)	July 2020
Jonathan S. Hurd*	56	Director, (Compensation Committee Chair)	April 2018
Jason Isenberg*	53	Director	October 2022
Nicola Fraser*	50	Director, (Audit Committee Chair)	June 2024

+ As of August 19, 2026

* Independent

Steven Boyages MB MS BS PhD

Dr. Steven Boyages, 69, is a practicing clinician in diabetes and endocrinology with more than 30 years’ experience in medicine, including multiple executive positions. Dr Boyages held the position of Interim Chief Executive Officer of the Company for less than one year, from October 29, 2021, to October 26, 2022. Dr. Boyages also previously held the position of Chief Executive of the Sydney West Area Health Service (SWAHS) from February 2002 to May 2011, which is now known as Western Sydney Local Health District, covering a population of approximately 1.2 million people, SWAHS employed more than 15,000 staff and had a gross operating budget of $2 billion, managing $1.6 billion worth of assets. Dr. Boyages has also served as Medical Director for eHealth New South Wales and was the founding Chief Executive of the Clinical Education and Training Institute (CETI) New South Wales, Australia, set up to ensure the development and the delivery of clinical education and training across the NSW public health system. Previous to this, Dr. Boyages was the Director of Diabetes and Endocrinology at Westmead Hospital, from February 1990 to December 1999. During this time, Dr. Boyages’ major achievements were to define the pathophysiology of thyroid hormone deficiency on brain development secondary to iodine deficiency; to develop prevention strategies in iodine deficient communities in China, India, Indonesia and Northern Italy; to define the impact of Growth Hormone excess and deficiency in adults and to develop innovative population health models of care for people with diabetes. Dr. Boyages continues an active research career in a range of fields, but mostly in the pursuit of better models of chronic disease prevention and management. Dr. Boyages was the founding director of the Centre for Research and Clinical Policy in NSW Health in 1999, during which time he established the Priority Health Programs (receiving $15 million in funding per annum), doubled the Research Infrastructure Grants Program, established the Quality Branch of NSW Health and was appointed as Clinical Advisor to the Director General to implement the Government Action Plan for Health Reform. Additionally, Dr. Boyages was instrumental in establishing and securing funding for the NSW biotechnology strategy, BioFirst, a $150 million investment. We believe that Dr. Boyages is well-qualified to serve on our Board of Directors due to his medical expertise and research and development experience. He also has extensive experience in financial management, board and corporate governance, government relations and regulatory affairs.

Jonathan S. Hurd, CAMS

Mr. Hurd, 56, has been a member of our Board of Directors since April 2018 and chairs the Company’s Compensation Committee. He previously served as our Chairman of the Board from August 2018 to November 2019. Mr. Hurd has expertise in broker-dealer and investment advisory regulations and is well versed in FINRA and SEC rules and regulations. Mr. Hurd has served as Founder and CEO at Asgard Regulatory Group, or “Asgard,” since founding the firm in 2008. Asgard provides consulting, advisory and risk management services to broker-dealer, investment adviser, hedge funds, private equity, and banking clients both domestically and abroad. Prior to starting Asgard, Mr. Hurd was the Chief Compliance Officer for several financial institutions. His experience involved full-service broker-dealers, investment advisory firms, bank-broker-dealers and mortgage-backed securities. Mr. Hurd also served on the Board of Directors for many of these companies. Prior to working at these financial institutions, Mr. Hurd was a Supervisor of Examiners at FINRA, previously NASD, in the New York District Office. While with FINRA, he supervised routine examinations of FINRA member firms, and conducted large-scale enforcement cases jointly with the Justice Department and Federal Bureau of Investigations. Mr. Hurd also assisted the District Office with its ongoing training of new examiners. In addition, from 2005 to 2011, Mr. Hurd was a Senior Adjunct Professor in the Townsend School of Business at Dowling College, where he instructed MBA students in matters relating to the United States securities markets and financial institutions. He was responsible for introducing students to the subjects of financial derivatives, foreign stock exchange, hedge transactions and risk management. Mr. Hurd is also a Certified Anti-Money Laundering Specialist (CAMS) and holds the Series 7, 14, 24, 27, 53, 57, 63, 79 and 99 licenses as well as his NYS Life and Health Insurance licenses. We believe Mr. Hurd is well-qualified to serve on our Board of Directors due to his substantial experience in corporate finance, his expertise in the regulation and functioning of securities markets and his widespread relationships in the financial industry.

Jason Isenberg

Mr. Isenberg, 53, has been a member of our Board since October 2022. Mr. Isenberg currently serves as Assistant General Counsel for RFA Management Company, LLC in Atlanta, Georgia, where he advises a large, endowment-style portfolio of affiliated companies, trusts and foundations and their respective managers, stockholders and boards in matters including corporate governance, corporate and real estate transactions, business operations, employment law and risk mitigation, a position he has held since 2006. Jason is recognized for having successfully negotiated investment and corporate transactions totaling over $1,000,000,000. Jason’s prior experience includes working with and for several global law firms, focusing on areas of construction and mass-tort litigation. Mr. Isenberg holds a Bachelor of Arts from the University of Maryland and his Juris Doctor from New England Law in Boston. We believe Mr. Isenberg is well-qualified to serve on our Board of Directors due to his substantial experience in investments and corporate transactions.

Nicola Fraser

Nicola Fraser, 50, has been a member of our Board of Directors since June 7, 2024, and chairs the Company’s Audit Committee. Ms. Fraser is currently the Managing Partner of NextKey Services LLC (“NextKey”), a financial consulting company she co-founded in 2019 that advises high-growth companies on strategic financial matters. From 2015 to 2018, prior to founding NextKey, Ms. Fraser served as Executive Director of Finance, Regulatory Capital at JP Morgan Chase. While at JP Morgan Chase and in her previous senior executive positions at Fannie Mae and Deloitte, she led significant financial transformations and regulatory compliance initiatives. Ms. Fraser is an active CPA, licensed in Texas, and holds an AICPA Chartered Global Management Accountant (CGMA) designation. We believe Ms. Fraser is well qualified to serve on our Board of Directors due to her substantial experience in financial reporting and understanding of compliance and the audit process of the Company.

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

All of our directors are independent. The independent directors meet as often as necessary to fulfil their responsibilities and will have regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Our Bylaws provide our Board with flexibility to combine or separate the positions of chairperson of the Board of Directors and Chief Executive Officer.

The Board believes that our optimal leadership framework at this time is to have Harry Simeonidis serve as President and Chief Executive Officer, and to have the Board composed of a majority of independent directors. As a company in the highly regulated medical device and product industries, we and our stockholders benefit from a chief executive officer with deep experience and leadership in, and knowledge of, the medical device industry. In his role of the President and Chief Executive Officer, Mr. Simeonidis is responsible for handling the day-to-day management direction of the Company, serving as a leader to the management team, and formulating corporate strategy.

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

In addition, the committees assist the Board of Directors in fulfilling its oversight responsibilities regarding risk. The Audit Committee coordinates the Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures, related party transactions and code of conduct and corporate governance guidelines. Management regularly reports to the Audit Committee on these areas. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. When any of the committees receives a report related to material risk oversight, the chairperson of the relevant committee will report on the discussion to the full Board of Directors.

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

Audit Committee

We have established an Audit Committee of the Board of Directors in accordance with Section 3(a)58(A) of the Exchange Act, which consists of Ms. Fraser, Mr. Boyages and Mr. Hurd, each of whom is an independent director under the Nasdaq listing standards applicable to audit committees. Nicola Fraser qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. The Audit Committee’s duties, which are specified in the Audit Committee Charter, include, but are not limited to:

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

The guidelines for selecting nominees, generally provide that persons to be nominated:

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

Code of Business Conduct and Ethics

The Company has adopted a written Code of Ethics that applies to all officers, directors, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on the Investors - Governance section of our website at www.ibs.inc. or may be obtained free of charge by writing to Intelligent Bio Solutions Inc. Attn: Corporate Secretary 135 West 41st Street, 5th Floor New York, New York 10036. If the Company makes any substantive amendments to the Code of Ethics or grants any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The information contained on or accessible through our website is not incorporated by reference in or considered part of this report.

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

A copy of the Intelligent Bio Solutions, Inc. Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended June 30, 2026, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Executive Officers

The names of our executive officers, their ages, their positions with the Company, and other biographical information as of August 19, 2026, are set forth below.

Name	Age	Positions	Officer Since

Harry Simeonidis	57	President	October 2022- Present September 2017- October 2021
		Chief Executive Officer	October 2022- Present January 2020- October 2021
		President Asia Pacific, Sales and Marketing	October 2021- October 2022

Spiro Sakiris	64	Chief Financial Officer	April 2019 - Present

Harry Simeonidis

Mr. Harry Simeonidis, 57, has served as our President and Chief Executive Officer since October 2022. Mr. Simeonidis served as our President Asia Pacific, Sales and Marketing from October 2021 to October 2022. Mr. Simeonidis also previously served as our President and a member of our Board of Directors from September 2017 until October 2021, and Chief Executive Officer from January 2020 until October 2021. Mr. Simeonidis has more than 27 years of experience in senior management roles in healthcare, pharmaceutical and life sciences businesses across the APAC Region. Previously, from March 2017 to December 2019, he served as the General Manager of FarmaForce Limited, an Australian company listed on the Australian Stock Exchange. From April 2015 to March 2017, Mr. Simeonidis operated a private consulting firm, offering services predominantly to clients from the healthcare sector in Australia. From 2013 to April 2015, Mr. Simeonidis was General Manager of Surgery, Asia Pacific, at GE Healthcare. From 2003 to 2012, Mr. Simeonidis was the CEO for Australia and New Zealand at GE Healthcare.

Spiro Sakiris

Mr. Spiro Sakiris, 64, has served as our Chief Financial Officer since April 2019. He is a member of the Institute of Chartered Accounts of Australia & New Zealand, and a holder of a Diploma in Law from the Legal Practitioners Admissions Board from New South Wales Australia. He also has served as the Special Projects Lead at The iQ Group Global from January 2018 until December 2020, and as a registered Series 28 principal with IQ Capital (USA) LLC, a registered broker-dealer with FINRA, from November 2016 until September 2021. From 2013 to December 2017, Mr. Sakiris served as Chief Financial Officer and Chief Operating Officer for listed entities at The iQ Group Global. He worked at Economos Chartered Accountants from 1986 to 2013, which included 23 years as a partner where he was instrumental in the development of the firm’s practice. During his past 43 years of experience, Mr. Sakiris has been involved in advising businesses in the areas of accounting and taxation, business advisory, initial public offerings and capital raising in the United States and Australia, business risks identification and management and business systems designs across many industries, including the application of IFRS and US GAAP for the life science industry. He is also a registered company auditor in Australia, experienced in United States reporting under Public Company Accounting Oversight Board in the United States, a registered Tax Agent in Australia, and advises unrelated companies in Australia in the areas of business & Taxation. Mr. Sakiris is also well versed in dealings with companies based in overseas jurisdictions such as Asia, Europe and the United States.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended June 30, 2026 and 2025 by (i) individuals serving as our principal executive officer during the fiscal year ended June 30, 2026, (ii) our two other highest compensated executive officers (other than our principal executive officer) who were serving as executive officers as of June 30, 2026, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2026 (the “Named Executive Officers”).

Name and principal position	Year	Salary*	Bonus*	Stock Awards (1)		Non-Equity Incentive Plan Compensation	*	All other Compensation		Total
		($)	($)	($)		($)		($)		($)
Harry Simeonidis	2026	396,943	-	110,715	(2)	78,031	(3)	75,643	(4)(5)	661,332
Chief Executive Officer & President	2025	366,250	-	56,945	(6)	70,921	(3)	67,987	(5)(7)	562,103

Spiro Sakiris	2026	295,163	-	110,715	(8)	57,675	(3)	57,947	(5)(9)	521,500
Chief Financial Officer	2025	269,016	-	49,115	(10)	53,948	(3)	51,875	(5)(11)	423,954

* Executives’ employment agreements in Australia are entered into through the Company’s subsidiaries and compensation is denominated and paid in Australian dollars. Unless otherwise indicated, compensation is paid in Australian dollars has been converted to United States dollars (US dollars) using the average exchange rate for the fiscal year ended June 30, 2026, of $0.6785 US dollars for each Australian dollar, and the average exchange rate for the fiscal year ended June 30, 2025, of $0.6482 US dollars for each Australian dollar (the “Average Exchange Rate”). Salary calculations are based on the applicable Average Exchange Rate in effect during the fiscal year in which the salary is earned, and bonus payments are based on the applicable Average Exchange Rate in effect during the calendar year in which the Bonus is earned.

(1)	The dollar amounts in this column represent the full grant date fair value computed in accordance with ASC Topic 718– Compensation – Stock Compensation. These awards are subject to vesting and amounts do not necessarily correspond to the actual value that may be realized by the named executive officers.

(2)	Represents stock compensation of $110,715, made under 2019 Long Term Incentive Plan.

(3)

Mr. Sakiris and Mr. Simeonidis are each eligible to receive an annual bonus reportable as Non-Equity Incentive Plan Compensation of up to 20% of their respective gross base salaries. Amounts for the fiscal year ended June 30, 2025, have been updated to reflect amounts previously earned and accrued and then subsequently paid the following fiscal year, but which were inadvertently omitted from our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Amounts for the year ended June 30, 2026, have been earned and accrued in connection with the achievement of performance targets for the year ended June 30, 2026, but have not yet been paid. Please see the employment agreements described below under “Employment and Related Agreements” for additional details on these bonuses.

(4)	Includes an annual automobile allowance of $16,285.

(5)

Includes the contributions that are mandatory in Australia to a retirement fund known in Australia as a superannuation fund for each of Mr. Simeonidis, and Mr. Sakiris, at the applicable rate of 12% (11.5% during the fiscal year ended June 30, 2025). Amounts for the fiscal year ended June 30, 2025, have been adjusted to reflect additional contributions related to the bonus payments for that year.

(6)	Represents stock compensation of $56,945, made under 2019 Long Term Incentive Plan.

(7)	Includes an annual automobile allowance of $15,558.

(8)	Represents stock compensation of $110,715, made under 2019 Long Term Incentive Plan.

(9)	Includes an annual automobile allowance of $13,571.

(10)	Represents stock compensation of $49,115, made under 2019 Long Term Incentive Plan.

(11)	Includes an annual automobile allowance of $12,965.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding restricted stock unit awards for our named executive officers as of the fiscal year ended June 30, 2026.

Name	Grant Date	Number of unearned shares units or other rights unvested		Market value of unearned shares, units or other rights unvested (1)
Harry Simeonidis	March 18, 2026	30,500	(2) (3)	69,998
Spiro Sakiris	March 18, 2026	30,500	(2) (3)	69,998

(1)	The market value of unvested restricted stock unit awards as of June 30, 2026, is calculated by multiplying the number of shares subject to such awards by the closing price of our common stock on June 30, 2026, the last trading day of the year, which was $2.295 per share.
(2)	Includes 21,350 performance-Based RSAs. These Performance-Based RSAs vest in tranches and upon the satisfaction of the following performance conditions: (1) 30% of the shares vest on the later of (i) the date certified by the Committee as the date on which a specified clinical trial milestone has been achieved, and (ii) the one-year anniversary of the grant date, subject to continued service through the vesting date, (2) 40% of the shares vest on the later of (i) the date of completion of a specified regulatory submission to the FDA, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date, and (3) 30% of the shares vest on the later of (i) the date certified by the Board of Director’s Compensation Committee as the date on which a specified commercial supply and sales milestone has been achieved, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date. As of March 18, 2026, the Company considered the satisfaction of the performance condition to be probable, and as a result began to recognize stock-based compensation from the Performance-Based RSAs.
(3)	Includes 9,150 time-vesting RSAs, which vest on the 48-month anniversary of the Grant Date, subject to continued service through the vesting date.

Employment and Related Agreements

Compensation under the executives’ employment agreements in Australia is paid in Australian dollars. All amounts described below that are payable in Australian dollars have been converted to US dollars using the spot exchange rate of 0.6869 US dollars for each Australian dollar at fiscal year ended June 30, 2026 (the “Spot Rate”), which differs from the Average Exchange Rate used in the summary compensation table for disclosures regarding past compensation. Spot Rate is used for the disclosures below because the amounts disclosed in this section are as of June 30, 2026, consistent with the translation of balance sheet items at the period-end exchange rate. In contrast, the Average Exchange Rate is used in the Summary Compensation Table because the amounts reported therein represent compensation earned or recognized over the course of the fiscal year rather than amounts outstanding at a specific date. Accordingly, the use of an average exchange rate for the fiscal year provides a reasonable approximation of the exchange rates in effect during the period in which such compensation was earned or recognized. This treatment is consistent with the Company’s methodology for translating income statement activity, which reflects transactions occurring throughout the reporting period.

●

On June 30, 2025, the Board, upon the recommendation of the Compensation Committee of the Board, approved certain amendments (collectively, the “Amendments”) to the Employment Agreements, each dated June 27, 2022, between Intelligent Bio Solutions (APAC) Pty Ltd, a subsidiary of the Company, and each of Harry Simeonidis, the Company’s President and Chief Executive Officer (the “Simeonidis Employment Agreement”), and Spiro Sakiris, the Company’s Chief Financial Officer (the “Sakiris Employment Agreement”). The amendment to the Simeonidis Employment Agreement (the “Simeonidis Amendment”) and the amendment to the Sakiris Employment Agreement (the “Sakiris Amendment”) were each executed and became effective as of June 30, 2025.

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

●

On June 30, 2025, the Board, upon the recommendation of the Compensation Committee, also increased Mr. Simeonidis’s annual base salary from USD$366,800 to USD$379,900, and increased Mr. Sakiris’s annual base salary from USD$268,550 to USD$281,650 (based on the Spot Rate 0.6550 as applicable at June 30, 2025). There was no incremental increase in annual base salary for Mr. Simeonidis and Mr. Sakiris during the fiscal year ended June 30, 2026.

We also make certain contributions that are mandatory in Australia to a retirement fund for each of Mr. Sakiris and Mr. Simeonidis, known in Australia as a superannuation fund, at the rate of 12% (11.5% during the fiscal year ended June 30, 2025). We also provide an annual car allowance of $16,486 and $13,738 to Mr. Simeonidis and Mr. Sakiris respectively (based on the Spot Rate). There has been no increment in annual car allowance for Mr. Simeonidis and Mr. Sakiris during the fiscal year ended June 30, 2026. Please see the section below titled “Superannuation Fund” for further details on the superannuation fund.

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

Bonus Payments and Incentive Compensation

Under the terms of their respective employment agreements, Mr. Sakiris and Mr. Simeonidis are each eligible to participate in an annual bonus and incentive scheme in which they can receive up to 20% of their respective gross base salaries in the form of a bonus. Fifty percent (50%) of any such bonus is based on achieving company performance objectives, with the remainder based on achieving mutually agreed individual performance objectives or as otherwise determined by the Company.

The Company and individual performance objectives for fiscal years 2025 and 2026 are related to: (a) financial liquidity targets, (b) FDA submissions, and (c) operational goals related to IFP.

Stock Awards

On March 18, 2026, upon the prior approval and recommendation of the Compensation Committee, the Board approved grants of time-vesting restricted shares of Common Stock and performance-vesting restricted shares of Common Stock under the Company’s 2019 Long Term Incentive Plan (“2019 Plan” or the “Plan”), including under a contemporaneously adopted Australian Sub-Plan for certain Australia-based participants, to the Company’s directors, officers and employees. The time-vesting restricted stock awards and performance-vesting restricted stock awards to the Company’s Chief Executive Officer and Chief Financial Officer were approved as follows:

Time-Vesting Restricted Stock Awards

●	Harry Simeonidis (Chief Executive Officer): Awarded 9,150 shares under the AUS/UK Employee 2026 Restricted Stock Agreement form, vesting on the 48-month anniversary of the Grant Date, subject to continued service through the vesting date.

●	Spiro Sakiris (Chief Financial Officer): Awarded 9,150 shares under the AUS/UK Employee 2026 Restricted Stock Agreement form, vesting on the 48-month anniversary of the Grant Date, subject to continued service through the vesting date.

Performance-Vesting Restricted Stock Awards

●	Harry Simeonidis: Awarded 21,350 shares under the AUS/UK Employee 2026 Performance Restricted Stock Agreement form.

●	Spiro Sakiris: Awarded 21,350 shares under the AUS/UK Employee 2026 Performance Restricted Stock Agreement form.

Vesting Terms

●	30% of the performance-vesting shares vest on the later of (i) the date certified by the Committee as the date on which a specified clinical trial milestone has been achieved, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date.

●	40% of the performance-vesting shares vest on the later of (i) the date of completion of a specified regulatory submission to the FDA, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date.

●	30% of the performance-vesting shares vest on the later of (i) the date certified by the Committee as the date on which a specified commercial supply and sales milestone has been achieved, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date.

●	Any performance conditions not achieved by the tenth anniversary of the Grant Date result in the forfeiture of the related shares.

Superannuation Fund

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all our Australian employees at an amount required by law, which is currently 12% (11.5% during the fiscal year ended June 30, 2025) of each such employee’s salary. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that the employee is typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding restricted stock awards (“RSAs”) for our named executive officers as of the fiscal year ended June 30, 2026.

Name	Grant Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Harry Simeonidis	March 18, 2026	9,150	(2)	20,999	–		–
Harry Simeonidis	March 18, 2026	–		–	21,350	(3)	48,998
Spiro Sakiris	March 18, 2026	9,150	(2)	20,999	–		–
Spiro Sakiris	March 18, 2026	–		–	21,350	(3)	48,998

(1)

The market value of unvested restricted stock awards as of June 30, 2026, is calculated by multiplying the number of shares subject to such awards by the closing price of our common stock on June 30, 2026, the last trading day of the fiscal year then ended, which was $2.295 per share.

(2)	Represents 9,150 time-vesting RSAs, which vest on the 48-month anniversary of the Grant Date, subject to continued service through the vesting date.

(3)

Represents 21,350 Performance-Based Restricted Stock Awards (“RSAs”). These Performance-Based RSAs vest in tranches and upon the satisfaction of the following performance conditions: (1) 30% of the performance-vesting shares vest on the later of (i) the date certified by the Committee as the date on which a specified clinical trial milestone has been achieved, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date, (2) 40% of the performance-vesting shares vest on the later of (i) the date of completion of a specified regulatory submission to the FDA, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date, and (3) 30% of the performance-vesting shares vest on the later of (i) the date certified by the Compensation Committee as the date on which a specified commercial supply and sales milestone has been achieved, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date.

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

On February 8, 2023, the stockholders of the Company approved an amendment to the 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 208 to 625 shares. On May 8, 2023, the stockholders of the Company approved an amendment to the 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 625 to 1,042 shares. On December 13, 2023, the stockholders of the Company approved an amendment to the 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 1,042 to 13,333.

On May 8, 2025, the stockholders of the Company approved an amendment to the 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 13,333 to 130,000 shares and increased the limit on the maximum number of shares underlying awards to any non-employee director in any year to 5,000 shares.

On October 16, 2025, the stockholders of the Company approved an amendment to the 2019 Plan increasing the aggregate number of shares available for issuance under the 2019 Plan from 130,000 to 179,500 shares.

On March 18, 2026, the Company’s board of directors approved the issuance of the Company’s 2019 Long Term Incentive Plan Australian Sub-Plan (the “Australian Sub-Plan”). The Australian Sub-Plan applies to officers and directors who are covered by the Australian jurisdiction including relevant Australian Income Tax Jurisdictions. The Plan is still applicable to such officers and directors. Among other restrictions, the Australian Sub-Plan places the following restrictions on sales of securities awarded to officers and directors covered by the Australian Sub-Plan. The Australian Sub-Plan imposes post-vesting restrictions on sale or transfer of certain awarded shares; the “Vesting Date” refers to the date the securities vest under the applicable award agreement, and the Sub-Plan restrictions lapse thereafter.

i)	Tranche 1. 40% of the applicable securities with respect to a single award (“Tranche 1”) will remain subject to a restriction on sale or transfer until the 6-month anniversary of the date that the securities vest in accordance with the terms of the applicable award agreement (the “Vesting Date”), at which time the sale and transfer restrictions with respect to Tranche 1 will lapse.

ii)	Tranche 2. 30% of the applicable securities with respect to the applicable award (“Tranche 2”) will remain subject to a restriction on sale and transfer until the 7-month anniversary of the Vesting Date, at which time the sale and transfer restrictions with respect to Tranche 2 will lapse.

iii)	Tranche 3. The remaining 30% of the applicable securities (“Tranche 3”) will remain subject to a restriction on sale and transfer until the 8-month anniversary of the Vesting Date, at which time the sale and transfer restrictions with respect to Tranche 3 will lapse.

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

Stock Subject to the 2019 Plan

An aggregate of 179,500 shares of our common stock are currently subject to the 2019 Plan, with 3,265 shares currently available for issuance under the 2019 Plan. Shares of stock subject to awards that are forfeited or terminated will be available for future award grants under the 2019 Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the exercise price or tax withholding liability associated with the stock option exercise, the shares surrendered by the holder or withheld by us will not be available for future award grants under the plan.

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

Eligibility

We may grant awards under the 2019 Plan to employees, officers, directors, and consultants of the Company and our subsidiaries and affiliates who are deemed to have rendered, or to be able to render significant services to us or our subsidiaries or affiliates and who are deemed to have contributed, or to have the potential to contribute, to our success. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. Based on the current number of employees and consultants to the Company and on the current size of our Board of Directors, we estimate that as of June 30, 2026, approximately 50 individuals are eligible to participate in the 2019 Plan.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of June 30, 2026
Number of
securities
remaining
	Number of		available for
	securities to be		future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	shares reflected in
Plan Category	and rights (a)	and rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	-	-	3,265	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	3,265

(1)	Securities remaining available for issuance under the 2019 Plan.

Director Compensation

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2026.

	Fees earned in cash	Stock Awards		All other compensation	Total
Name	$	$		$	$
Steven Boyages(1)	65,000	18,150	(2)(3)	-	83,150
Jonathan S. Hurd	55,000	18,150	(2)(3)	-	73,150
Jason Isenberg	52,500	18,150	(2)(3)	-	70,650
Nicola Fraser	57,500	18,150	(2)(3)	-	75,650

(1)	Includes a director’s fee of $58,036 and a superannuation contribution of $6,964.
(2)	The dollar amounts in this column represent the full grant date fair value computed in accordance with FASB ASC Topic 718– Compensation – Stock Compensation.
(3)	On March 18, 2026, the Company granted 5,000 restricted shares of Common Stock to each of the directors under the 2019 Long Term Incentive Plan. The awarded shares are subject to time-based vesting after 12 months and are subject to forfeiture until vested.

Non-Employee Director Compensation Arrangements

Effective as of April 1, 2025, our non-employee directors are entitled to receive cash fees of $40,000 for service on the board and additional compensation for committee membership, which is the highest component of one from either (a) or (b) below:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of August 18, 2026 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

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

Applicable percentages are based on 3,027,470 shares of our common stock outstanding on August 18, 2026. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, or other securities that are immediately exercisable or convertible or are exercisable or convertible within 60 days of August 18, 2026. Unless otherwise indicated, the individuals or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Except as otherwise set forth below, the address of the beneficial owner is c/o Intelligent Bio Solutions Inc., 135 West, 41ST Street, 5th Floor, New York, NY 10036.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(1)
Executive officers and directors:
Dr. Steven Boyages[2]	5,031	*
Jonathan S. Hurd[3]	5,006	*
Jason Isenberg[4]	5,000	*
Nicola Fraser[5]	5,000	*
Spiro Sakiris[6]	36,852	1.2%
Harry Simeonidis[7]	34,540	1.1%

All Executive Officers and Directors as a group (6 persons)	91,419	3.0%

5% Stockholder
Alyeska Master Fund, LP8	328,436	9.99%

*	Less than 1%.
(1)	For purposes of this table, the percent of common stock beneficially owned is based upon 3,027,470 shares of our common stock issued and outstanding as of August 18, 2026. Shares of common stock subject to stock options or warrants currently exercisable, or exercisable within 60 days of August 18, 2026, and restricted stock units/awards which may be settled within 60 days of August 18, 2026, are deemed beneficially owned and outstanding for computing the percentage ownership of the person or entity holding such securities, but are not considered outstanding for computing the percentage ownership of any other person or entity.
(2)	Consists of 5,031 shares of common stock.
(3)	Consists of 5,006 shares of common stock.
(4)	Consists of 5,000 shares of common stock.
(5)	Consists of 5,000 shares of common stock.
(6)	Consists of (i) 35,892 shares of common stock, of which 33,981 are held directly by Mr. Sakiris and 1,911 shares are held indirectly by Anest Holdings Pty Ltd (“Anest Holdings”); (ii) currently exercisable Series A Warrants held by Anest Holdings to purchase 1 share of common stock; (iii) currently exercisable Series E Warrants convertible to 939 shares of common stock and (iv) currently exercisable Series D Warrants held by Anest Holdings to purchase 20 Shares of common stock. Anest Holdings is the trustee of ATF S&T Sakiris Superannuation Fund, of which Mr. Sakiris is a director.
(7)	Consists of 34,540 shares of common stock.
(8)

Amount based on information provided in the Schedule 13G/A jointly filed on November 14, 2025, by Alyeska Investment Group, L.P. (“Alyeska Group”), Alyeska Fund GP, LLC (“Alyeska Fund GP”) and Anand Parekh (“Parekh,” and together with Alyeska Group and Alyeska Fund GP, the “Alyeska 13G Filers”) and other information provided by the Alyeska 13G Filers to the Company, including with regard to Alyeska Master Fund, LP (“Alyeska Fund,” and together with the Alyeska 13G Filers, the “Alyeska Reporting Persons”) or otherwise known to the Company.

The Alyeska Reporting Persons are the beneficial owners of 67,349 shares of common stock of the Company. In addition, Alyeska Reporting Persons also hold pre-funded warrants to purchase 894,425 shares of Company common stock; Series H-2 Warrants to purchase 43,956 shares of Company common stock; Series J Warrants to purchase 87,912 shares of Company common stock; Series K-1 Warrants to purchase 1,149,425 shares of Company common stock; and Series K-2 Warrants to purchase 1,149,425 shares of the Company’s common stock (collectively, the “Warrants”). All the Warrants are currently exercisable within 60 days. However, per their terms, the Warrants can only be exercised into such number of shares that would constitute 9.99% of the total number of Common Stock of the Company outstanding immediately after giving effect to the issuance of Common Stock upon exercise of this Warrant by the holder. Accordingly, as of August 18, 2026, the Alyeska Reporting Persons may only exercise Warrants for up to 261,087 shares under the applicable warrant agreement. The reported beneficial ownership of only such number of shares underlying exercisable Warrants (261,087 shares) and 67,349 shares held directly.

The 9.99% beneficial ownership limitation restricts the Alyeska Reporting Persons from exercising that portion of such warrants that would result in the Alyeska Reporting Persons and their affiliates from owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. Alyeska Group, the investment manager of Alyeska Fund, has voting and investment control of the shares held by Alyeska Fund. Anand Parekh is the Chief Executive Officer of Alyeska Group and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by Alyeska Fund.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On June 29, 2023, the Audit Committee approved the appointment of UHY LLP (“UHY”) as the Company’s independent registered public accounting firm for the year ending June 30, 2023. UHY continued as Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the years ended June 30, 2024, 2025 and 2026.

Principal Accountant Fees and Services

The following table represents aggregate fees billed or expected to be billed to the Company for the fiscal years ended June 30, 2026, and 2025, by UHY.

	June 30, 2026	June 30, 2025
Audit Fees(1)	$399,625	$356,475
Audit – Related Fees(2)	-	-
Tax Fees(3)	10,178	8,258
All Other Fees(4)	143,500	247,516
Total Fees	$553,303	$612,249

(1)	Audit fees relate to professional services rendered in connection with the audit of annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-related fees relate to professional services that are reasonably related to the performance of the audit or review of financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services.

(4)	All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

The Audit Committee has determined that the rendering of services other than audit services UHY are compatible with maintaining the principal accountant’s independence.

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

3.12

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.5	Form LSBD Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.7	Form of Warrant (Series D) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.10**	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.11	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.12	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.13	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.14	Warrant Agency Agreement, dated as of October 4, 2023, between Intelligent Bio Solutions Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.15	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.17	Form of Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.18	Form of Series H-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.19	Form of Series I Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.21	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).

4.22	Form of Series J Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.23	Form of Amended Series H-1 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.24	Form of Amended Series H-2 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.25	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.26	Form of Amended Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2025).

4.27	Form of Series K-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

4.28	Form of Series K-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

4.29	Form of Series L Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.1*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended May 8, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2025).

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.3*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.4*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.5*	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).

10.6	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.7	Form of Exchange Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.9	Form of Purchase and Assignment Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.10	Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.11	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on September 22, 2022).

10.12	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

10.13	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.14	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.15	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.16	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.17	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonidis and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.18	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.19	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.20	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.21	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.22	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.23	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.24	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.25	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.26	Form of Securities Purchase Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.27	Form of Registration Rights Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.28	Form of Convertible Loan Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2023).

10.29	Form of 2024 Warrant Inducement Agreement (Series E Warrants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.31	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.32	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.33†	Consulting Agreement, dated February 29, 2024, by and between C2C Advisors Inc. and Intelligent Bio Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2024).

10.34	At The Market Offering Agreement, dated September 18, 2024, by and between Intelligent Bio Solutions Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 18, 2024).

10.35	Underwriting Agreement, dated February 20, 2025, between Intelligent Bio Solutions Inc. and Ladenburg Thalmann & Co. Inc. as the representative of the several underwriters named therein. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).

10.36*	First Amendment to Employment Agreement (Simeonidis), dated June 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

10.37*	First Amendment to Employment Agreement (Sakiris) dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

10.38	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

10.39*	First Amendment to Employment Agreement (Simeonidis) dated June 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

10.40*	First Amendment to Employment Agreement (Sakiris) dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

10.41*	Form of Director Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).

10.42*	Form of US Employee Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).

10.43*	Form of UK/AU Employee Stock Award Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).

10.44*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended October 16, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2025).

10.45	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.46	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.47	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.48*	2019 Long Term Incentive Plan Australian Sub-Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.49*	Form of AUS/UK Employee 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.50*	Form of AUS/UK Employee 2026 Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.51*	Form of AUS/UK Director 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.52*	Form of U.S. Employee 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.53*	Form of U.S. Employee 2026 Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.54*	Form of U.S. Director 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020).

16.1	Letter to Securities and Exchange Commission from BDO Audit Pty Ltd., dated July 3, 2023. (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

19.1	Intelligent Bio Solutions Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Commission on August 15, 2025).

21.1**	List of Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Intelligent Bio Solutions Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on September 18, 2024).

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(5) and Item 601(a)(6). Intelligent Bio Solutions Inc. hereby agrees to furnish a supplemental copy of any omitted exhibits, schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.

* Indicates management contract or compensatory plan.

** Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT BIO SOLUTIONS INC.

Date: August 19, 2026	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer and President	August 19, 2026
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	August 19, 2026
Spiro Sakiris	(Principal Financial Officer)

/s/ Steven Boyages	Chairman of the Board	August 19, 2026
Steven Boyages MBBS, PHD

/s/ Jonathan Hurd	Director
Jonathan Hurd		August 19, 2026

/s/ Jason Isenberg	Director
Jason Isenberg		August 19, 2026

/s/ Nicola Fraser	Director
Nicola Fraser		August 19, 2026

Intelligent Bio Solutions Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Intelligent Bio Solutions Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intelligent Bio Solutions Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and other comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and Going Concern

As described in the “Substantial Doubt About the Company’s Ability to Continue as a Going Concern” section above and in Note 2 to the consolidated financial statements, the Company has financed its operations primarily through proceeds from public offerings and private placements of equity securities, existing trade and shareholder financing arrangements, and the incurrence of debt. The Company incurred net losses of $12,430,975 and $10,568,733 (after losses attributable to non-controlling interest) for the years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company has shareholders’ equity of $5,290,826, working capital of $2,168,312, and an accumulated deficit of $74,964,040.

The Company anticipates operating losses for the foreseeable future. The Company does not expect to generate positive cash flows from operating activities and may continue to incur operating losses until it sufficiently delivers on its objectives which includes completion of the regulatory approval process in the United States of America (USA) and other markets where such approval may be required, expansion of its revenue base into target markets, and the continued development of its products. The ability to achieve these objectives is subject to inherent risks and uncertainties. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from the issuance of the consolidated financial statements.

We identified the evaluation of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter. A high degree of subjective auditor judgment and increased audit effort were required to evaluate the Company’s going concern analysis and the adequacy of the financial statement disclosures related to the going concern assessment.

The following are the primary procedures we performed to address this critical audit matter. We obtained and evaluated management’s going concern assessment, including whether the identified conditions and events, management’s plans, and conclusions were consistent with applicable accounting guidance. We tested the mathematical accuracy of management’s cash flow forecast and evaluated the completeness and accuracy of significant underlying data. We compared management’s historical forecasts to actual results to assess management’s ability to accurately forecast. We evaluated the reasonableness of significant assumptions used in the cashflow forecast, including forecasted sales, gross margin, the availability, amount, and the timing of additional financing. Our procedures included comparing these assumptions to historical operating results, recent actual performance, supporting documentation, contractual obligations, and other audit evidence obtained during the audit. We inquired of management regarding factors that could affect the Company’s ability to continue as a going concern, including the need for additional financing in light of projected cash outflows. Finally, we evaluated the adequacy of the Company’s disclosures related to its going concern assessment.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

Melville, New York

August 19, 2026

Intelligent Bio Solutions Inc.

Consolidated Balance Sheets

	As of June 30,	As of June 30,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$3,992,312	$1,019,909
Accounts receivable, net	848,464	594,614
Inventories, net	418,577	635,215
Research and development tax incentive receivable	806,951	734,408
Assets held for sale	-	327,500
Prepaid expenses and other current assets	1,030,932	826,976
Total current assets	7,097,236	4,138,622
Property and equipment, net	294,399	251,325
Operating lease right-of-use assets	1,751,040	69,520
Intangibles, net	2,799,161	3,790,319
Total assets	$11,941,836	$8,249,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,130,213	$4,534,246
Current portion of operating lease liabilities	147,005	84,659
Current employee benefit liabilities	651,706	534,990
Notes payable	-	197,146
Total current liabilities	4,928,924	5,351,041
Employee benefit liabilities, less current portion	49,931	84,921
Operating lease liabilities, less current portion	1,672,155	-
Total liabilities	6,651,010	5,435,962
Commitments and contingencies (Note 15)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,905,615 and 2,905,603 shares issued and outstanding, as of June 30, 2026, respectively; 732,339 and 732,327 shares issued and outstanding, as of June 30, 2025, respectively*	29,056	7,324
Treasury stock, at cost, 12 shares as of June 30, 2026 and 2025, respectively*	(1)	(1)
Additional paid-in capital*	80,992,006	65,849,822
Accumulated deficit	(74,964,040)	(62,533,065)
Accumulated other comprehensive loss	(546,186)	(327,944)
Total consolidated Intelligent Bio Solutions Inc. equity	5,510,835	2,996,136
Non-controlling interest	(220,009)	(182,312)
Total shareholders’ equity	5,290,826	2,813,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,941,836	$8,249,786

The accompanying notes are an integral part of these consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Year ended June 30,
	2026	2025
Revenue	$4,215,175	$3,052,532
Cost of revenue (exclusive of amortization shown separately below)	(2,165,181)	(1,805,673)
Gross profit	2,049,994	1,246,859

Other income
Government support income	677,776	816,901

Operating expenses
Selling, general and administrative expenses	(10,502,161)	(8,918,468)
Development and regulatory approval expenses	(3,371,292)	(2,396,513)
Depreciation and amortization	(1,163,847)	(1,207,875)
Impairment of long-lived assets	(298,555)	(220,062)
Total operating expenses	(15,335,855)	(12,742,918)
Loss from operations	(12,608,085)	(10,679,158)

Other income (expense), net
Interest expense	(10,736)	(26,339)
Realized foreign exchange gain (loss)	39,820	(911)
Interest income	110,329	101,522
Total other income, net	139,413	74,272
Net loss	(12,468,672)	(10,604,886)
Net loss attributable to non-controlling interest	(37,697)	(36,153)
Net loss attributable to Intelligent Bio Solutions Inc.	$(12,430,975)	$(10,568,733)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(218,242)	384,670
Total other comprehensive (loss) income	(218,242)	384,670
Comprehensive loss	(12,686,914)	(10,220,216)
Comprehensive loss attributable to non-controlling interest	(37,697)	(36,153)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(12,649,217)	$(10,184,063)

Net loss per share, basic and diluted*	$(8.44)	$(20.04)
Weighted average shares outstanding, basic and diluted*	1,472,744	527,364

The accompanying notes are an integral part of these consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Consolidated Statements of Changes in Shareholders’ Equity

					Additional		Other	Non-	Total
	Common stock		Treasury stock		paid-in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2025*	732,327	$7,324	(12)	(1)	65,849,822	$(62,533,065)	$(327,944)	$(182,312)	$2,813,824
Issuance of restricted stock to vendors	15,434	154	-	-	97,421	-	-	-	97,575
Issuance of common stock, net of issuance costs At-the-Market Offerings	357,835	3,578	-	-	1,768,159	-	-	-	1,771,737
Common stock issued for warrants exercised, net of issuance costs	1,579,007	15,790	-	-	4,268,122	-	-	-	4,283,912
Issuance of common stock, net of issuance costs	105,000	1,050	-	-	8,912,009				8,913,059
Issuance of restricted shares to employees	116,000	1,160	-	-	(1,160)	-	-	-	-
Share based compensation expense	-	-	-	-	97,633	-	-	-	97,633
Foreign currency translation adjustment	-	-	-	-	-	-	(218,242)	-	(218,242)
Net loss	-	-	-	-	-	(12,430,975)	-	(37,697)	(12,468,672)
Balance, June 30, 2026	2,905,603	$29,056	(12)	(1)	80,992,006	$(74,964,040)	$(546,186)	$(220,009)	$5,290,826

					Additional		Other	Non-	Total
	Common stock		Treasury stock		paid-in	Accumulated	comprehensive	controlling	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance, June 30, 2024*	345,600	$3,456	(12)	$(1)	61,002,841	$(51,964,332)	$(712,614)	$(146,159)	$8,183,191
Issuance of restricted stock to vendors	3,366	34	-	-	47,966	-	-	-	48,000
Issuance of common stock, net of issuance costs At-the-Market Offerings	293,466	2,935	-	-	4,601,930	-	-	-	4,604,865
Common stock issued for warrants exercised, net of issuance costs	79,945	799	-	-	7,140	-	-	-	7,939
Issuance of restricted shares to employees	9,950	100	-	-	189,945	-	-	-	190,045
Foreign currency translation adjustment	-	-	-	-	-	-	384,670	-	384,670
Net loss	-	-	-	-	-	(10,568,733)	-	(36,153)	(10,604,886)
Balance, June 30, 2025	732,327	7,324	(12)	(1)	65,849,822	(62,533,065)	(327,944)	(182,312)	2,813,824

The accompanying notes are an integral part of these consolidated financial statements.

*	Common stock and per share amounts have been retroactively adjusted to reflect a 1-for-10 reverse stock split effected on December 15, 2025, throughout the consolidated financial statements unless otherwise stated.

Intelligent Bio Solutions Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,468,672)	$(10,604,886)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,163,847	1,207,875
Impairment of long-lived assets	298,555	220,062
Provision for credit losses	9,974	546
Inventory write-downs	62,044	-
Stock-based compensation	195,208	238,045
Non-cash adjustment on R&D expenditure claims	124,924	(137,696)
Non-cash other operating activities	(87,933)	119,519

Changes in operating assets and liabilities:
Accounts receivable	(253,850)	(164,910)
Inventories	216,638	142,322
Grant receivable / deferred grant income	-	(2,486,668)
Research and development tax incentive receivable	(72,543)	(209,076)
Other current assets	(203,956)	(329,404)
Accounts payable and accrued expenses	(684,743)	2,577,151
Long-term employee benefit liabilities	(34,990)	21,306
Operating lease liabilities	(191,725)	(271,499)
Net cash used in operating activities	(11,927,222)	(9,677,313)

Cash flows from investing activities
Proceeds from sale of assets held for sale	40,158	-
Purchase of property and equipment	(125,731)	(231,838)
Net cash used in investing activities	(85,573)	(231,838)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	10,699,794	4,589,866
Proceeds from issuance of common stock for warrants exercised, net of issuance costs	4,283,912	7,939
Net cash provided by financing activities	14,983,706	4,597,805

Effect of foreign exchange rates on cash and cash equivalents	1,492	27,157

Net increase (decrease) in cash and cash equivalents	2,972,403	(5,284,189)
Cash and cash equivalents, beginning of period	1,019,909	6,304,098
Cash and cash equivalents, end of the period	$3,992,312	$1,019,909

Non-cash investing and financing activities
Equity issuance costs in accounts payable and accrued expenses	$-	$14,999
Operating lease assets obtained in exchange for operating lease liabilities	$1,928,398	$-
Issuance of common stock upon cashless exercise of Series F warrants	$-	$55

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

Reverse Stock Split

December 2025 Reverse Stock Split

On December 12, 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect, as of 11:59 p.m., December 15, 2025, a 1-for-10 reverse stock split of the Company’s common stock (the “2025 Reverse Stock Split”). The Company’s common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on December 16, 2025. Unless otherwise indicated, all issued and outstanding shares of common stock, per share amounts and outstanding equity instruments and awards exercisable into common stock contained in the consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the 2025 Reverse Stock Split for all prior periods presented.

NOTE 2. LIQUIDITY AND GOING CONCERN

Through June 30, 2026, Company has financed its operations primarily through proceeds from public offerings and private placements of equity securities, existing trade and shareholder financing arrangements, and the incurrence of debt. The Company incurred net losses of $12,430,975 and $10,568,733 (after losses attributable to non-controlling interest) for the years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company has shareholders’ equity of $5,290,826, working capital of $2,168,312, and an accumulated deficit of $74,964,040.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise a substantial doubt about its ability to continue as going concern within one year after the date of release of these consolidated financial statements. Management believes there is a material risk that the Company’s cash and cash equivalents as of June 30, 2026, of approximately $3.99 million, will be insufficient to fund its current operating plan through at least the next 12 months from the issuance of these consolidated financial statements. Accordingly, the Company will be required to raise additional funds during the next 12 months. While the Company intends to obtain additional funding through equity or debt financings, strategic collaborations, or other arrangements, there can be no assurance that such funding will be available on acceptable terms, or at all. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce, or curtail the scope of its operations and development activities. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern, unless it can successfully meet the stated objectives and/or raise additional capital.

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

The consolidated financial statements and notes thereto give retrospective effect to the 2025 Reverse Stock Split for all periods presented.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the useful lives and impairments of long-lived assets, realizability of inventory, fair value of warrants, realization of deferred tax assets and related uncertain tax positions, valuation of stock-based compensation awards, grant income, R&D tax refund and the allowance for credit losses. Actual results could materially differ from these judgments and estimates under different assumptions or conditions.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer performs the function that allocates resources and assesses performance, and thus serves as the Company’s CODM. The CODM reviews the assets, operating results, and financial metrics for four geographic segments:

●	Americas consists of North America and South America

●	United Kingdom consists of England, Scotland, Northern Ireland and Wales

●	Asia Pacific (“APAC”) consists of South East Asia and Oceania

●	Rest of the World consists of all other countries

The CODM allocates resources and evaluates performance primarily through a review of consolidated operating results, cash resources, and strategic objectives, together with disaggregated information regarding revenue, government support income, long-lived assets, net income (loss) and other key financial metrics by geographic region. The CODM uses this information to evaluate performance and make resource allocation decisions. Accordingly, management has concluded that the Company has four reportable segments consisting of the Americas, United Kingdom, APAC and Rest of World. Each reportable segment derives its revenues from the sale of the IFP Products which include cartridges, readers and accessories.

Accounts Receivable and Allowances for Credit Losses

Accounts receivable primarily arise from sales to customers. The Company maintains an allowance for expected credit losses related to accounts receivable based on historical loss experience, current economic conditions, and reasonable and supportable forecasts of future collectability. Accounts receivable are carried at amortized cost, net of an allowance for credit losses. Account balances are charged against the allowance when management determines that the receivable is uncollectible. Actual write-offs may differ from management’s estimates. The allowance for credit losses was $9,974 and $546 as of June 30, 2026 and 2025, respectively.

Stock-Based Compensation

The Company measures compensation cost for all equity awards for employees, directors and non-employees at their grant-date fair value and recognizes compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period. The grant date fair value of restricted stock awards is determined using the Company’s closing stock price on the date of grant. Forfeitures are recognized as they occur.

Stock-based compensation expense for an award with a performance condition is recognized when the achievement of the performance condition has been determined to be probable. If the outcome of such performance condition has not been determined to be probable, no compensation expense is recognized.

The Company classifies stock-based compensation expense in its consolidated statements of operations and other comprehensive income (loss) in the same manner in which the award recipient’s salary and related costs are classified in the case of employees, or in which the award recipient’s service payments are classified in the case of directors and non-employees.

As of June 30, 2026, we have one long-term equity incentive plan: the 2019 Long Term Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of up to 179,500 shares of our common stock pursuant to awards granted under the 2019 Plan. Currently, the Company grants equity-based awards to employees and members of the Company’s Board of Directors in the form of restricted stock awards (RSAs) under the 2019 Plan. As of June 30, 2026, the Company had 3,265 shares available for issuance in accordance with the 2019 Plan.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. As of June 30, 2026 and 2025, there were no cash equivalents.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme, Financial Services Compensation Scheme or the United States Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. The amounts over these insured limits as of June 30, 2026 and 2025 were $3,453,197 and $541,074, respectively. No losses have been incurred to date on any deposits.

Major Customer - One customer accounted for 4.9% and 8.9% of revenues for the years ended June 30, 2026 and 2025, respectively.

Major Supplier - The Company’s largest suppliers accounted for 20.2% and 19.4% of purchases for the years ended June 30, 2026 and 2025, respectively. The Company relies on various suppliers for its operations. For the purpose of supplier concentration analysis, “purchases” include only invoiced costs directly attributable to direct material costs.

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

The carrying amounts of cash equivalents, prepaid and other current assets, accounts payable and accrued expenses are representative of their respective fair values because of the short-term nature of those instruments.

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

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations and other comprehensive income (loss) in the period realized.

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

Certain of our intangible assets have been assigned an indefinite life as we currently anticipate that these trade names and trademarks will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. The Company also evaluates at least annually whether the indefinite useful life classification remains appropriate. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated useful lives. Intangible assets acquired from a foreign operation are translated from the foreign entity’s functional currency to the presentation currency based on the exchange rate at the reporting date.

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

Assets held for sale

Long-lived assets (including disposal groups) are classified as “Assets held for sale” when all of the applicable criteria are met in accordance with ASC 360-10-45-9:

●	Management commits to a plan to sell the asset or disposal group,

●	The disposal group is available to sell in its present condition,

●	There is an active program to locate a buyer,

●	The disposal group is being actively marketed at a reasonable price in relation to its fair value,

●	Significant changes to the plan to sell are unlikely, and

●	The sale of the disposal group is generally probable of being completed within one year.

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment is not recorded while these assets are classified as assets held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group recorded in operating expense, net in consolidated statements of operations. We measured assets held for sale at fair value based on level 3 inputs.

During the year ended June 30, 2025, the Company determined that assets purchased for a manufacturing facility that was under development would not be used in the facility and there was no alternative use thus management commenced the sale of the equipment, which met the criteria to be held for sale. The assets were reclassified as assets held for sale in the Company’s consolidated balance sheet as of June 30, 2025. As a result, the Company evaluated the assets to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment test included a comparison of estimated sales proceeds less cost to sell to the carrying value of the assets. As a result, the Company recognized an impairment loss of $220,062 for the year ended June 30, 2025.

In the second fiscal quarter ended December 2025, the Company reviewed its assets held for sale to ensure they were recorded at the lower of their carrying amount or fair value less costs to sell in accordance with ASC 360, Property, Plant, and Equipment. Fair value was measured on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, using a market approach adjusted for estimated transaction terms and disposal costs. Significant unobservable inputs included estimated selling price ranges derived from indicative third-party discussions, discounts for marketability, and management’s estimate of direct selling costs, resulting in a Level 3 fair value measurement within the fair value hierarchy. The Company sold the assets and received proceeds of $40,158.

During the year ended June 30, 2026, the Company recorded an impairment loss of $298,555 which is reflected as “impairment of long-lived assets” on the accompanying consolidated statements of operations and other comprehensive income (loss).

Revenue recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue at a point in time when it satisfies its performance obligations as evidenced by transfer of control of promised goods to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. In certain arrangements, the Company receives payment before the customer receives the promised good. These payments are initially recorded as deferred revenue, a contract liability, and will be recognized as revenue in the period when control is transferred to the customer.

As of June 30, 2026 and 2025, and July 1, 2024, the Company did not have any contract assets or contract liabilities.

Disaggregated revenue

The following table disaggregates the Company’s revenue by product type:

	Year ended June 30,
	2026	2025
Sales of goods - cartridges	$2,485,563	$1,762,153
Sales of goods - readers	902,263	711,737
Other sales - accessories	827,349	578,642
Total revenue	$4,215,175	$3,052,532

Government support income

Government support income on the accompanying consolidated statements of operations and other comprehensive income (loss) consists of grant income and a research and development (“R&D”) tax refund and is summarized as follows:

	Year ended June 30,
	2026	2025
Grant income	$-	$271,780
Research and development (“R&D”) tax refund	677,776	545,121
Total government support income	$677,776	$816,901

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

The Australian Government grant proceeds, which was used to reimburse construction costs incurred, meet the definition of grants related to assets as the primary purpose for the payments is to fund the construction of a capital asset. Pursuant to IAS 20, the Company elected to record the grants received initially as deferred income and deduct the grant proceeds received from the gross costs of the assets or construction in progress (“CIP”) and the deferred grant income liability.

In the fourth quarter of fiscal 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government. As a result of the grant acquittal audit, the Company determined the amount owed to the Australian Government was $2,172,108 as of June 30, 2025, which is recorded on the consolidated balance sheets in “Accounts payable and accrued expenses”. As of June 30, 2026, $1,252,842 remains payable to the Australian Government, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

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

After initial recognition, under IAS 20, government grants are recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. Pursuant to IAS 20, the Company has elected to recognize government grant income separately within other income for operating expenditures. Similarly, for capital expenditures, the carrying amount of assets purchased or constructed using grant funds is presented net by deducting the grant proceeds received from the gross cost of the assets or construction in progress (“CIP”) and the related deferred grant income liability. The Company recognized $0 and $271,780 of the deferred grant income liability as grant income within other income during the years ended June 30, 2026 and 2025, respectively.

b) R&D tax refund

The Company incurs R&D expenditures in Australia and the United Kingdom that offers tax credits of 43.5% and 10% respectively (was 14.5% during fiscal 2025), which are fully refundable. The Company measures the R&D tax refund by considering the time spent by employees on eligible R&D activities and R&D costs incurred to external service providers. A total of $677,776 and $545,121 of R&D tax refund income was recognized in other income during the years ended June 30, 2026 and 2025, respectively.

The R&D tax refund receivable is recognized when there is a reasonable assurance that the amount will be recovered in full through future claims. At June 30, 2026 and 2025, the R&D tax incentive receivable was $806,951 and $734,408, respectively.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses represent indirect operating costs incurred in connection with product sales and corporate administration. SG&A costs include:

●	Salaries, benefits, stock-based compensation, and severance for administrative and sales support staff

●	Marketing, advertising, promotional expenses

●	Investor relationship (IR) costs

●	Occupancy costs

●	Professional services related to legal, audit and other services

●	Insurance costs

●	Travel, utilities and other general expenses

SG&A does not include costs related to manufacturing or R&D. Costs that are directly attributable to production are classified as cost of revenue, while expenses related to product development are recorded as development and regulatory approval expenses.

Development and regulatory approval costs

Development and regulatory approval costs include external expenses incurred under arrangements with third parties; salaries and personnel-related costs; license fees to acquire in-process technology; R&D related costs; intellectual property acquired for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and other expenses. The Company recognizes the benefit of refundable R&D tax refunds as an R&D tax refund income when there is reasonable assurance that the amount claimed will be recovered though the future claims.

Warrants

The Company evaluates the appropriate balance sheet classification of warrants that are issued as either equity or as a derivative liability. The Company classifies a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, Derivatives and Hedging (“ASC 815”), it is classified as a derivative liability and carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of operations and comprehensive income (loss). At June 30, 2026 and 2025, all of the Company’s outstanding warrants were classified as equity.

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

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended June 30, 2026 and 2025, these changes related to foreign currency translation gains and losses. There were no reclassifications out of comprehensive income (loss) for the years ended June 30, 2026 and 2025.

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

The Company recognizes tax positions that meet a “more likely than not” (greater than 50 percent likelihood) minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision when incurred and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2026 and 2025.

Net loss per share

The Company calculates earnings per share attributable to common shareholders in accordance with ASC 260, Earnings Per Share. Basic net loss per share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted average number of common stock outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common shareholders by weighted average common stock outstanding during the period plus potentially dilutive common stock, such as share warrants.

Potentially dilutive common stock are calculated in accordance with the treasury share method, which assumes that proceeds from the exercise of all warrants are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including warrants to acquire common stock has been excluded in the computation of diluted loss per share as the effects are antidilutive.

Reclassification

Certain comparative amounts for prior periods have been reclassified to conform to current period presentations. These reclassifications had no effect on net income, loss per share, cash flows, assets, liabilities, or stockholders’ equity as previously reported.

Recent accounting pronouncements

The Company is a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and is eligible to take advantage of certain scaled disclosure requirements available to smaller reporting companies.

Adopted:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a retrospective basis during the year ended June 30, 2026, and included the required disclosures in Note 16, Income Tax. The adoption of the amendments did not have a material impact on the Company’s consolidated financial statements.

Pending Adoption:

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency of the nature and function of expenses, primarily through additional disclosures of certain costs and expenses. ASU 2024-03 will be effective for our annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (ASC Topic 326), which amends the credit losses guidance. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this standard on the consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The standard represents changes to the FASB ASC that (1) clarify, (2) correct errors, or (3) make minor improvements so the FASB ASC is easier to understand and apply. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes guidance for the recognition, measurement, presentation and disclosure of government grants received by business entities. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

NOTE 4. SEGMENT REPORTING

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A)	Revenue, government support income and net loss

	Years Ended June 30,
Revenue	2026	2025
United Kingdom	$4,153,759	$2,868,027
APAC	12,467	29,167
Americas	8,750	22,638
Rest of world	40,199	132,700
Total Revenue	$4,215,175	$3,052,532

Government Support Income
United Kingdom	$268,181	$169,208
APAC	409,595	647,693
Total Government Support Income	$677,776	$816,901

Net Income (Loss)
United Kingdom	$(2,561,802)	$(2,933,973)
APAC	(4,476,343)	(3,474,856)
Americas	(5,464,294)	(4,300,017)
Rest of world	33,767	103,960
Net Loss	$(12,468,672)	$(10,604,886)

B)	Long-lived assets and inventories, net

Long-lived assets, net	June 30, 2026	June 30, 2025
United Kingdom	$4,550,608	$3,906,667
APAC	293,992	204,497
Total Long-Lived Assets	$4,844,600	$4,111,164

Inventories, net
United Kingdom	$361,839	$564,559
APAC	56,738	70,656
Total Inventories	$418,577	$635,215

Total Long-Lived Assets and Inventories, net	$5,263,177	$4,746,379

The Company’s segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment’s net income (loss) to the consolidated net income(loss) are as follows:

	Year Ended June 30, 2026
	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$4,153,759	$12,467	$8,750	$40,199	$4,215,175
Add: Government support income	268,181	409,595	-	-	677,776
Less: Cost of revenue (exclusive of amortization shown separately below)	(2,145,701)	(11,396)	(1,652)	(6,432)	(2,165,181)
Selling, general and administrative expenses	(3,211,045)	(3,525,546)	(3,765,570)	-	(10,502,161)
Development and regulatory approval expenses	(584,671)	(981,399)	(1,805,222)	-	(3,371,292)
Depreciation and amortization	(1,081,838)	(82,009)	-	-	(1,163,847)
Impairment of long-lived assets	-	(298,555)	-	-	(298,555)
Other segment items(1)	39,513	500	99,400	-	139,413
Segment net income (loss)	$(2,561,802)	$(4,476,343)	$(5,464,294)	$33,767	$(12,468,672)

(1)	Other segment items included interest income, interest expense and realized currency gain.

	Year Ended June 30, 2025
	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$2,868,027	$29,167	$22,638	$132,700	$3,052,532
Add: Government support income	169,208	647,693	-	-	816,901
Less: Cost of revenue (exclusive of amortization shown separately below)	(1,722,369)	(41,576)	(12,988)	(28,740)	(1,805,673)
Selling, general and administrative expenses	(2,542,544)	(2,932,636)	(3,443,288)	-	(8,918,468)
Development and regulatory approval expenses	(531,299)	(910,031)	(955,183)	-	(2,396,513)
Depreciation and amortization	(1,168,155)	(39,720)	-	-	(1,207,875)
Impairment of long-lived assets	-	(220,062)	-	-	(220,062)
Other segment items(1)	(6,841)	(7,691)	88,804	-	74,272
Segment net income (loss)	$(2,933,973)	$(3,474,856)	$(4,300,017)	$103,960	$(10,604,886)

(1)	Other segment items included interest income, interest expense and realized currency loss.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consist of the following:

	June 30, 2026	June 30, 2025
Accounts receivable	$858,438	$595,160
Less: Allowance for credit losses	(9,974)	(546)
Accounts receivable, net	$848,464	$594,614

NOTE 6. INVENTORIES, NET

Inventories consist of the following:

	June 30, 2026	June 30, 2025
Raw material	$222,764	$205,083
Work-in-progress	43,297	-
Finished goods	152,516	430,132
Inventories, net	$418,577	$635,215

During the years ended June 30, 2026, the Company recorded inventory write-downs of $62,044 to reduce the carrying value of certain inventories to their net realizable value. The write-downs were recognized in cost of revenue in the accompanying consolidated statements of operations and other comprehensive income (loss).

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	June 30, 2025
Prepayments	$862,696	$364,044
Goods and services tax receivable	15,061	250,088
Deposits	149,158	125,685
Other receivables	4,017	87,159
Total	$1,030,932	$826,976

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2026	June 30, 2025
Production equipment	$45,346	$38,827
Leasehold improvements	21,021	21,818
Software	311,457	236,113
Other equipment	71,317	42,731
Gross property and equipment	449,141	339,489
Less: accumulated depreciation and amortization	(154,742)	(88,164)
Property and equipment, net	$294,399	$251,325

Expense related to the depreciation and amortization of property and equipment charged to the consolidated statements of operations and other comprehensive income (loss) for the years ended June 30, 2026 and 2025 was $68,331 and $27,135, respectively.

NOTE 9. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of June 30, 2026:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	3.25 years	$5,119,000	$814,911	$3,242,250	$2,691,661
Customer relationships	3 years	-	252,000	42,458	294,458	-
Trade names and trademarks	Indefinite	Indefinite	92,000	15,500	-	107,500
Total intangible assets			$5,463,000	$872,869	$3,536,708	$2,799,161

Intangible assets, net consist of the following as of June 30, 2025:

	Weighted average useful lives (years)	Remaining weighted average useful lives (years)	Acquisition cost	Effect of foreign currency	Accumulated amortization	Carrying value
Technology	7 years	4.25 years	$5,119,000	$1,089,182	$2,554,906	$3,653,276
Customer relationships	3 years	0.25 years	252,000	53,619	280,151	25,468
Trade names and trademarks	Indefinite	Indefinite	92,000	19,575	-	111,575
Total intangible assets			$5,463,000	$1,162,376	$2,835,057	$3,790,319

Intangible assets recognized from the acquisition of IFP were allocated to the United Kingdom operating and reportable segment.

The cumulative balance of the accumulated amortization as of June 30, 2026 and 2025 was $3,536,708 and $2,835,057 respectively.

Expense related to the amortization of intangible assets charged to the consolidated statements of operations and other comprehensive income (loss) for the years ended June 30, 2026 and 2025 was $1,152,537 and $949,288, respectively.

Estimated amortization for future periods is as follows:

Fiscal Year	Amount
2027	$828,203
2028	828,203
2029	828,203
2030	207,052
Total	$2,691,661

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2026	June 30, 2025
Accounts payable	$712,449	$897,259
Government grant refund payable	1,252,842	2,172,107
Accrual - other expenses	880,114	1,108,946
Accrual - research and development expenses	940,013	80,912
Goods and services tax payable	153,522	84,806
Accrued compensation and related payables	191,273	190,216
Total	$4,130,213	$4,534,246

NOTE 11. NOTE PAYABLE

The Company assumed a note payable due to a distributor as part of an acquisition. The unpaid principal balance of the loan accrues interest at a rate of 0.97% per annum. The balance is reduced by (i) payments of 10% of the Company’s monthly worldwide gross revenue received in the preceding month and (ii) 50% of sales by the Company to the distributor.

During the year ended June 30, 2026, the Company fully satisfied its obligations under the note payable. As of June 30, 2026, no amounts were outstanding under the note payable.

NOTE 12. LEASES

The Company has two non-cancellable operating leases with original lease periods expiring in August 2035 and April 2029.

Cash paid for leases were $435,921 and $390,878 for the year ended June 30, 2026 and 2025, respectively.

The components of operating lease expense are as follows:

	Years Ended June 30,
	2026	2025
Operating lease costs	$381,288	$247,901
Total operating lease costs	$381,288	$247,901

As of June 30, 2026 and 2025, the weighted average remaining lease-term was 8.7 years and 0.5 years, respectively, and the weighted-average discount rate was 11.95% and 13.20%, respectively.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of June 30, 2026, is as follows:

2027	$357,313
2028	359,523
2029	351,890
2030	304,231
2031	304,231
Thereafter	1,292,986
Total lease payments	2,970,174
Less: imputed interest	(1,151,014)
Lease liabilities	$1,819,160
Less: current portion of operating lease liabilities	(147,005)
Total operating lease liabilities, less current portion	$1,672,155

NOTE 13. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share, of which 2,905,603 and 732,327 were issued and outstanding as of June 30, 2026 and 2025, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, of which 4,012,276 shares have been designated Series C Convertible Preferred Stock 5,728,723 shares have been designated Series E Convertible Preferred Stock. There were no shares of preferred stock issued or outstanding as of June 30, 2026 and 2025.

Warrants

As of June 30, 2026, there were warrants outstanding to purchase 6,118,293 shares of common stock (subject to adjustment and rounding in accordance with the terms of the applicable warrant agreement), held by certain shareholders, with exercise prices ranging from $0.01 to $1,248 per share and a weighted-average exercise price of $5.56 per share. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, and determined that the warrants do not meet the criteria for liability treatment thereunder. Therefore, the Company’s outstanding warrants are classified as equity as of June 30, 2026 and 2025, respectively.

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

As a result of the sale of shares of common stock by the Company pursuant to the previously disclosed ATM Agreement between the Company and Ladenburg, the Company has raised approximately $4,288,649 (net of commissions of approximately $132,641 paid to Ladenburg) as of August 18, 2026. Of this amount, the Company raised approximately $4,023,276 (net of commissions of approximately $124,433 paid to Ladenburg) through the sale and issuance of 501,300 shares (after adjustment for the 2025 Reverse Stock Split) of Company common stock pursuant to the ATM Agreement during the period between September 18, 2024, through June 30, 2026. During the three months ended June 30, 2026, the Company raised approximately $398,504 (net of commissions of approximately $12,325 paid to Ladenburg) through the sale and issuance of 153,437 shares of Company common stock pursuant to the ATM Agreement.

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

In January 2026, the Company received aggregate gross proceeds of approximately $1,034,567 and raised approximately $1,044,392 (net of commissions of approximately $93,995 payable to Ladenburg) upon the issuance of 54,968 shares in connection with the exercise of Series J and Series H-2 Warrants by investors on January 13, 2026, and January 15, 2026.

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

Advisory Agreement

On February 29, 2024, the Company entered into an Investor Relations and Corporate Development Advisory Agreement (the “ClearThink Agreement”) with ClearThink Capital LLC (“ClearThink”) pursuant to which ClearThink provides certain advisory and investor relations services to the Company. As consideration for such services, the Company agreed to pay a fee consisting of: (a) an initial grant of 5,260 restricted shares (526 shares post-2025 Reverse Stock Split) of common stock (the “Initial Grant”) and (b) a monthly fee consisting of (i) a cash fee of $5,000 per month, and (ii) a grant of restricted common stock with a value of $4,000 per month ($12,000 per three-month period (a “Quarter”)), with the number of shares of common stock in each such Quarterly issuance (each a “Quarterly Grant”) calculated on the first business day of each Quarter based on the closing price of the Company’s common stock on the last trading day of the immediately preceding Quarter. The ClearThink Agreement remains in effect until terminated by either party after three months from the effective date. For the year ended June 30, 2026 and 2025, the Company recognized $48,000 and $48,000, respectively, of selling, general and administrative expenses related to the ClearThink Agreement in the accompanying consolidated statements of operations and issued 7,936 and 3,366 shares of restricted stock to ClearThink.

On November 25, 2025, the Company entered into an advisory agreement (the “MDM Agreement”) with MDM Worldwide Solutions, Inc. (“MDM”) pursuant to which MDM provides strategic communication and business advisory services to the Company. As consideration for such services, the Company agreed to pay (a) one-time setup fee of $100,000, (b) a monthly fee of $15,000 and (c) an initial grant of 75,000 shares of restricted common stock (7,500 shares post-2025 Reverse Stock Split). The agreement has an initial term of twelve months and is automatically renewed for successive twelve-month periods unless terminated in accordance with its terms. For the year ended June 30, 2026, the Company recognized $49,575 of selling, general and administrative expenses related to the MDM Agreement in the accompanying consolidated statements of operations and comprehensive income (loss).

NOTE 14. SHARE-BASED COMPENSATION

Restricted Stock Awards

On March 18, 2026, the Company granted the following:

●	An aggregate of 20,000 time-vesting restricted stock awards (“RSAs”) to non-employee directors, which vest on the 12-month anniversary of the Grant Date, subject to continued service through the vesting date.

●	An aggregate of 10,500 time-vesting RSAs to non-executive employees, which vest on the 48-month anniversary of the Grant Date, subject to continued employment through the vesting date.

●	9,150 time-vesting RSAs to the Chief Executive Officer (“CEO”) and 9,150 time-vesting restricted stock awards to the Chief Financial Officer (“CFO”), which vest on the 48-month anniversary of the Grant Date, subject to continued service through the vesting date.

●	An Aggregate of 24,500 RSAs to certain employees, 21,350 RSAs to the CEO, and 21,350 RSAs to the CFO (collectively, the “Performance-Based RSAs”). These Performance-Based RSAs vest in tranches and upon the satisfaction of the following performance conditions: (1) 30% of the shares vest on the later of (i) the date certified by the Committee as the date on which a specified clinical trial milestone has been achieved, and (ii) the one-year anniversary of the grant date, subject to continued service through the vesting date, (2) 40% of the shares vest on the later of (i) the date of completion of a specified regulatory submission to the FDA, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date, and (3) 30% of the shares vest on the later of (i) the date certified by the Board of Director’s Compensation Committee as the date on which a specified commercial supply and sales milestone has been achieved, and (ii) the one-year anniversary of the Grant Date, subject to continued service through the vesting date. As of March 18, 2026, the Company considered the satisfaction of the performance condition to be probable, and as a result began to recognize stock-based compensation from the Performance-Based RSAs.

The Company recognized stock-based compensation expense of $97,633 and $190,045 for the years ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was approximately $323,447 of unrecognized share-based compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.94 year.

The table below shows the activity related to restricted stock awards during the year ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested as of June 30, 2025	-	$-
Granted	116,000	3.63
Vested	-	-
Forfeited	-	-
Nonvested as of June 30, 2026	116,000	$3.63

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

On January 12, 2026, the Company entered into an agreement with CenExel Clinical Research, Inc. to conduct a clinical performance study as part of the Company’s FDA 510(k) submission program for the Intelligent Fingerprinting Drug Screening System. The study is designed to evaluate the accuracy and usability of the system when operated by intended end-users across multiple clinical sites and to support the user performance requirements of the FDA 510(k) submission process. As a part of the agreement, the Company is committed to pay $976,538 on completion of certain milestones.

As of June 30, 2026, $1,357,742 remains payable under the agreements, of which $739,266 is accrued within accruals - research and development expenses (see Note 10) within accounts payable and accrued expenses in the accompanying consolidated balance sheets within accounts payable and accrued expenses.

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

NOTE 16. INCOME TAX

The Company computes income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. The Company provides a valuation allowance for deferred tax assets that, based on available evidence, when deferred taxes are not more likely than not to be realized. Realization of our net operating loss carryforward was not reasonably assured as of June 30, 2026 and 2025, and the Company has recorded a full valuation allowance against deferred tax assets in excess of deferred tax liabilities.

The components of net deferred taxes are as follows:

	June 30, 2026	June 30, 2025
Deferred Tax Assets:
Net Operating Loss - U.S.	$5,698,243	$5,206,430
Net Operating Loss - Foreign	8,810,502	7,293,562
Operating lease liabilities	353,631	18,342
Employee benefits	274,972	275,950
Foreign exchange	322,294	(80,599)
Total deferred tax assets	15,459,642	12,713,685
Less: valuation allowance	(15,119,454)	(12,698,469)
Deferred tax assets after valuation allowance	340,188	15,216

Deferred Tax Liabilities:
Operating leases, Right-of-use assets	(340,188)	(15,216)
Total deferred tax liabilities	(340,188)	(15,216)
Net deferred tax assets	$-	$-

Reconciliation of U.S. Federal Statutory Income Tax to Income Tax Provision (Benefit)

Deferred tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards.

For the year ended June 30, 2026, the Company adopted ASU 2023-09 on a retrospective basis. The following table depicts the significant components of our deferred tax assets and liabilities and a reconciliation of statutory tax rates to effective tax rates for the years ended June 30, 2026 and 2025:

	Year Ended June 30,
	2026		2025
	Amount	Percentage	Amount	Percentage
U.S. federal statutory rate applies to pretax income (loss)	$(2,664,252)	21.0%	$(2,227,026)	21.0%
Different tax rate of subsidiary	(315,441)	2.5%	(82,675)	0.8%
Permanent differences	848,942	(6.7)%	444,887	(4.2)%
Cumulative adjustment to deferred taxes	449,514	(3.5)%	(444,694)	4.2%
Return to provision	(327,516)	2.6%	74,111	(0.7)%
Change in state tax rates and other	(412,232)	3.2%	(41,504)	0.4%
Change in valuation allowance	2,420,985	(19.1)%	2,276,901	(21.5)%
Total income tax provision (benefit) and effective income tax rate	$-	-%	$-	-%

As of June 30, 2026 and 2025, the Company had federal income tax net operating loss carryforwards of approximately $27,134,492 and $24,792,525, respectively, and foreign income tax net operating loss carryforwards of approximately $41,235,337 and $34,214,143, respectively, which expire at various dates ranging from 2038 through unlimited expiration.

The Company is subject to U.S. federal income tax and state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years of 2022-2024; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

NOTE 17. LOSS PER SHARE

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

	Years Ended June 30,
	2026	2025
Net loss attributable to Intelligent Bio Solutions Inc.	$(12,430,975)	$(10,568,733)
Basic and diluted net loss per share attributed to common shareholders	$(8.44)	$(20.04)
Weighted-average number of shares outstanding	1,472,744	527,364

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including warrants to acquire common stock, have been excluded in the computation of diluted loss per share as the effects are antidilutive.

The following outstanding warrants were excluded from the computation of diluted net loss per share:

	Years Ended June 30,
	2026	2025
Warrants	6,118,293	5,508,496

NOTE 18. SUBSEQUENT EVENTS

The Company raised approximately $265,373 (net of commissions of approximately $8,208 paid to Ladenburg) through the sale and issuance of 121,867 shares of common stock between July 1, 2026, through August 18, 2026.

Other than the event noted, no material subsequent events have taken place that require disclosure in these consolidated financial statements noted between June 30, 2026, and the date of this report.

