Form 10-K/A
period 2026-06-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2026-10-21
CIK 1725430

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

EXPLANATORY NOTE

Intelligent Bio Solutions Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Original 10-K”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 19, 2026, solely for the purpose of amending and restating in their entirety Item 11, Item 13, and Item 15 of the Original 10-K, as described below.

Specifically, this Amendment No. 1 is being filed to (i) revise Item 11 to remove duplicate disclosure regarding Outstanding Equity Awards at Fiscal Year End that appeared immediately following the footnotes to the Summary Compensation Table; (ii) revise Item 13 to add disclosure regarding capital raising transactions in which a beneficial owner of more than 5% of our outstanding common stock participated, clarify the process used to approve related party transactions, and to make related and other clarifying revisions; (iii) revise the Exhibit Index in Item 15 to delete a duplicate entry for a Certificate of Amendment to the Company’s Certificate of Incorporation listed as Exhibit 3.1 and to replace that entry with the Company’s Amended and Restated Certificate of Incorporation; and (iv) revise the Exhibit Index in Item 15 to remove two duplicate entries previously listed as Exhibits 10.39 and 10.40 and to make conforming updates to the exhibit numbering and references.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is also amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

PART III

ITEM 11. EXECUTIVE COMPENSATION.

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

(1)	The dollar amounts in this column represent the full grant date fair value computed in accordance with ASC Topic 718 – Compensation – Stock Compensation. These awards are subject to vesting and amounts do not necessarily correspond to the actual value that may be realized by the named executive officers.

(2)	Represents stock compensation of $110,715, made under 2019 Long Term Incentive Plan.

(3)	Mr. Sakiris and Mr. Simeonidis are each eligible to receive an annual bonus reportable as Non-Equity Incentive Plan Compensation of up to 20% of their respective gross base salaries. Amounts for the fiscal year ended June 30, 2025, have been updated to reflect amounts previously earned and accrued and then subsequently paid the following fiscal year, but which were inadvertently omitted from our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Amounts for the year ended June 30, 2026, have been earned and accrued in connection with the achievement of performance targets for the year ended June 30, 2026, but have not yet been paid. Please see the employment agreements described below under “Employment and Related Agreements” for additional details on these bonuses.

(4)	Includes an annual automobile allowance of $16,285.

(5)	Includes the contributions that are mandatory in Australia to a retirement fund known in Australia as a superannuation fund for each of Mr. Simeonidis, and Mr. Sakiris, at the applicable rate of 12% (11.5% during the fiscal year ended June 30, 2025). Amounts for the fiscal year ended June 30, 2025, have been adjusted to reflect additional contributions related to the bonus payments for that year.

(6)	Represents stock compensation of $56,945, made under 2019 Long Term Incentive Plan.

(7)	Includes an annual automobile allowance of $15,558.

(8)	Represents stock compensation of $110,715, made under 2019 Long Term Incentive Plan.

(9)	Includes an annual automobile allowance of $13,571.

(10)	Represents stock compensation of $49,115, made under 2019 Long Term Incentive Plan.

(11)	Includes an annual automobile allowance of $12,965.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
	As of June 30, 2026
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	3,265	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	3,265

(1)	Securities remaining available for issuance under the 2019 Plan.

Director Compensation

The table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2026.

	Fees earned in cash	Stock Awards		All other compensation	Total
Name	$	$		$	$
Steven Boyages(1)	65,000	18,150	(2)(3)	-	83,150
Jonathan S. Hurd	55,000	18,150	(2)(3)	-	73,150
Jason Isenberg	52,500	18,150	(2)(3)	-	70,650
Nicola Fraser	57,500	18,150	(2)(3)	-	75,650

(1)	Includes a director’s fee of $58,036 and a superannuation contribution of $6,964.

(2)	The dollar amounts in this column represent the full grant date fair value computed in accordance with FASB ASC Topic 718 – Compensation – Stock Compensation.

(3)	On March 18, 2026, the Company granted 5,000 restricted shares of Common Stock to each of the directors under the 2019 Long Term Incentive Plan. The awarded shares are subject to time-based vesting after 12 months and are subject to forfeiture until vested.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related-Person Transactions

Our Code of Ethics requires that we avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of  $120,000 or one percent of the average of our total assets for the last two completed fiscal years, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity) (collectively, “Related Party Transactions”). Employment arrangements and compensation, including director compensation, generally do not fall within the definition of Related Party Transactions. A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Policies and Procedures for Related Party Transactions

All future and ongoing Related Party Transactions require review and approval by the Audit Committee, which will have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction without the approval of the Audit Committee. The Audit Committee will consider all relevant factors when determining whether to approve a Related Party Transaction, including whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

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

Certain Related-Person Transactions

Except as described below, there were no Related Party Transactions during the Company’s last two completed fiscal years, and there are no currently proposed Related Party Transactions, in which the Company was or is to be a participant.

Alyeska Master Fund, L.P. (“Alyeska”) beneficially owns more than 5% of our outstanding common stock and as such is a related party for purposes of the SEC rules. Alyeska participated in the 2025 Warrant Inducement Transaction by exercising Series H-1 Warrants to purchase 6,000 shares at the Reduced Exercise Price (60,000 shares pre-2025 Reverse Stock Split) and prepaying $18.90 per share of the Reduced Exercise Price for Series H-1 Warrants to purchase 37,956 shares (379,560 shares at $1.89 per share pre-2025 Reverse Stock Split) for total gross proceeds to the Company of approximately $831,368. In connection with this transaction, Alyeska received Series H-1 Warrants to purchase 37,956 shares at the prepaid Reduced Exercise Price of $0.10 per share (379,560 shares at $0.01 per share pre-2025 Reverse Stock Split), Series H-2 Warrants to purchase 43,956 shares at the Reduced Exercise Price (439,560 shares pre-2025 Reverse Stock Split), and Series J Warrants to purchase 87,912 shares with an exercise price of $19.00 per share (879,120 shares at $1.90 per share pre-2025 Reverse Stock Split).

Alyeska participated in the December Private Placement by purchasing 105,000 shares of Common Stock, Series L Pre-Funded Warrants to purchase 1,044,425 shares of Common Stock at an exercise price of $0.01 per share, Series K-1 Warrants to purchase 1,149,425 shares of Common Stock at an exercise price of $4.10 per share, and Series K-2 Warrants to purchase 1,149,425 shares of Common Stock at an exercise price of $4.10 per share, in each case subject to adjustment, at the combined purchase price of $4.35 per share (or per Series L Pre-Funded Warrant) and accompanying Series K-1 and Series K-2 Warrant, for total gross proceeds to the Company of approximately $5.0 million.

During the fiscal year ended June 30, 2026, Alyeska exercised warrants to purchase an aggregate of 216,247 shares of common stock for an aggregate exercise price of $118,109.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information regarding the 2025 Warrant Inducement Transaction and the December Private Placement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements. The financial statements required to be included in this Annual Report were previously filed with the Original Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K/A.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of October 4, 2022, by and among GBS INC., Intelligent Fingerprinting Limited, the Sellers Listed on Schedule I thereto, Jason Isenberg (as the RFA Sellers’ Representative), and Philip Hand (as the other Sellers’ Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2023).

3.4	Amended and Restated Bylaws of Intelligent Bio Solutions Inc., as amended as of October 26, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2022).

3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

3.8	Certificate of Elimination of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.9	Certificate of Elimination of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2023).

3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, filed with the Delaware Secretary of State on October 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2024).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on September 19, 2019).

4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 20, 2020).

4.5	Form of LSBD Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.7	Form of Warrant (Series D) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

4.10**	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.11	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.12	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.13	Form of Representative Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.14	Warrant Agency Agreement, dated as of October 4, 2023, between Intelligent Bio Solutions Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2023).

4.15	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

4.17	Form of Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.18	Form of Series H-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.19	Form of Series I Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

4.21	Form of Representative Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).

4.22	Form of Series J Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.23	Form of Amended Series H-1 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.24	Form of Amended Series H-2 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.25	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

4.26	Form of Amended Series H-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2025).

4.27	Form of Series K-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

4.28	Form of Series K-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

4.29	Form of Series L Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.1*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended May 8, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2025).

10.2	Amended and Restated License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.3*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Spiro Sakiris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.4*	Employment Agreement between the Glucose Biosensor Systems (Greater China) Pty Ltd and Harry Simeonidis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2022).

10.5*	Employment Agreement between the GBS (APAC) Pty Ltd and Steven Boyages (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2022).

10.6	Technology License Agreement between the Company and Life Science Biosensor Diagnostics Pty Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on October 13, 2020).

10.7	Form of Exchange Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.9	Form of Purchase and Assignment Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on December 21, 2020).

10.10	Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 2, 2021).

10.11	Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on September 22, 2022).

10.12	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

10.13	Investors’ Rights Agreement, dated as of October 4, 2022, by and among the Company, The Ma-Ran Foundation, The Gary W. Rollins Foundation and Jason Isenberg, as the RFA Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.14	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.15	Registration Rights Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.16	Voting Agreement, dated as of October 4, 2022, by and among the Company and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.17	Form of Voting Agreement, dated as of October 4, 2022, by and among the Company, the Sellers’ Representatives’ named therein and each of Spiro Sakiris, Harry Simeonidis and Christopher Towers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.18	Extension Agreement, dated as of October 4, 2022, to Bridge Facility Agreement, dated as of June 16, 2022, between the Company and Intelligent Fingerprinting Limited (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.19	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Karin Briden and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.20	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Debra Coffey and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.21	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Thomas Johnson and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.22	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, The Ma-Ran Foundation, The Gary W. Rollins Foundation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.23	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, John Polden and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.24	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.25	Deed of Amendment and Restatement, dated October 4, 2022, between Intelligent Fingerprinting Limited, Sennett Kirk III Exempt Trust and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2022).

10.26	Form of Securities Purchase Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.27	Form of Registration Rights Agreement dated as of December 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2022).

10.28	Form of Convertible Loan Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2023).

10.29	Form of 2024 Warrant Inducement Agreement (Series E Warrants) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2024).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.31	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.32	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2024).

10.33†	Consulting Agreement, dated February 29, 2024, by and between C2C Advisors Inc. and Intelligent Bio Solutions Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2024).

10.34	At The Market Offering Agreement, dated September 18, 2024, by and between Intelligent Bio Solutions Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 18, 2024).

10.35	Underwriting Agreement, dated February 20, 2025, between Intelligent Bio Solutions Inc. and Ladenburg Thalmann & Co. Inc. as the representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2025).

10.36*	First Amendment to Employment Agreement (Simeonidis), dated June 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

10.37*	First Amendment to Employment Agreement (Sakiris), dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2025).

10.38	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2025).

10.39*	Form of Director Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).

10.40*	Form of US Employee Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).

10.41*	Form of UK/AU Employee Stock Award Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 30, 2025).

10.42*	Intelligent Bio Solutions Inc. 2019 Long Term Incentive Plan (as amended October 16, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2025).

10.43	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.44	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.45	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2026).

10.46*	2019 Long Term Incentive Plan Australian Sub-Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.47*	Form of AUS/UK Employee 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.48*	Form of AUS/UK Employee 2026 Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.49*	Form of AUS/UK Director 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.50*	Form of U.S. Employee 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.51*	Form of U.S. Employee 2026 Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

10.52*	Form of U.S. Director 2026 Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2026).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-232557) filed with the Commission on August 6, 2020).

16.1	Letter to Securities and Exchange Commission from BDO Audit Pty Ltd., dated July 3, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2023).

19.1	Intelligent Bio Solutions Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Commission on August 15, 2025).

21.1**	List of Subsidiaries.

23.1**	Consent of UHY LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Intelligent Bio Solutions Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on September 18, 2024).

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104#	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

† Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(a)(5) and Item 601(a)(6). Intelligent Bio Solutions Inc. hereby agrees to furnish a supplemental copy of any omitted exhibits, schedules or other similar attachments to the U.S. Securities and Exchange Commission upon request.

* Indicates management contract or compensatory plan.

** Previously filed with the Original 10-K.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT BIO SOLUTIONS INC.

Date: October 21, 2026	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: October 21, 2026	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Simeonidis	Chief Executive Officer and President	October 21, 2026
Harry Simeonidis	(Principal Executive Officer)

/s/ Spiro Sakiris	Chief Financial Officer	October 21, 2026
Spiro Sakiris	(Principal Financial and Accounting Officer)

/s/ Steven Boyages	Chairman of the Board	October 21, 2026
Steven Boyages MBBS, PHD

/s/ Jonathan Hurd	Director
Jonathan Hurd		October 21, 2026

/s/ Jason Isenberg	Director
Jason Isenberg		October 21, 2026

/s/ Nicola Fraser	Director
Nicola Fraser		October 21, 2026

