Form 10-Q
period 2026-09-30
INTELLIGENT BIO SOLUTIONS INC.
filed 2026-11-10
CIK 1725430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 3,316,803 shares of the registrant’s Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Intelligent Bio Solutions Inc.

Condensed Consolidated Balance Sheets

	As of September 30,	As of June 30,
	2026	2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,929,871	$3,992,312
Accounts receivable, net	999,756	848,464
Inventories, net	478,048	418,577
Research and development tax incentive receivable	529,433	806,951
Other current assets	1,108,355	1,030,932
Total current assets	9,045,463	7,097,236
Property and equipment, net	278,000	294,399
Operating lease right-of-use assets	1,702,337	1,751,040
Intangibles, net	2,595,875	2,799,161
Total assets	$13,621,675	$11,941,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,669,088	$4,130,213
Current portion of operating lease liabilities	152,700	147,005
Current employee benefit liabilities	756,680	651,706
Total current liabilities	4,578,468	4,928,924
Employee benefit liabilities, less current portion	54,947	49,931
Operating lease liabilities, less current portion	1,635,732	1,672,155
Total liabilities	6,269,147	6,651,010
Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 3,316,815 and 3,316,803 shares issued and outstanding, as of September 30, 2026, respectively; 2,905,615 and 2,905,603 shares issued and outstanding, as of June 30, 2026, respectively	33,168	29,056
Treasury stock, at cost, 12 shares as of September 30, 2026 and June 30, 2026, respectively	(1)	(1)
Additional paid-in capital	85,770,298	80,992,006
Accumulated deficit	(77,622,342)	(74,964,040)
Accumulated other comprehensive loss	(598,453)	(546,186)
Total consolidated Intelligent Bio Solutions Inc. equity	7,582,670	5,510,835
Non-controlling interest	(230,142)	(220,009)
Total shareholders’ equity	7,352,528	5,290,826
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,621,675	$11,941,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2026	2025
Revenue	$1,391,835	$1,111,797
Cost of revenue (exclusive of amortization shown separately below)	(633,831)	(593,506)
Gross profit	758,004	518,291

Other income
Government support income	205,501	193,267

Operating expenses
Selling, general and administrative expenses	(2,579,641)	(2,706,889)
Development and regulatory approval expenses	(829,544)	(486,169)
Depreciation and amortization	(237,067)	(257,907)
Impairment of long-lived assets	-	(261,780)
Total operating expenses	(3,646,252)	(3,712,745)
Loss from operations	(2,682,747)	(3,001,187)

Other income (expense), net
Interest expense	(1,435)	(2,309)
Realized foreign exchange loss	(5,344)	-
Interest income	21,091	8,504
Total other income, net	14,312	6,195
Net loss	(2,668,435)	(2,994,992)
Net loss attributable to non-controlling interest	(10,133)	(11,986)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,658,302)	$(2,983,006)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(52,267)	48,716
Total other comprehensive (loss) income	(52,267)	48,716
Comprehensive loss	(2,720,702)	(2,946,276)
Comprehensive loss attributable to non-controlling interest	(10,133)	(11,986)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,710,569)	$(2,934,290)

Net loss per share, basic and diluted	$(0.86)	$(3.49)
Weighted average shares outstanding, basic and diluted	3,095,306	854,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

Three Months Ended September 30, 2026 and 2025

	Common stock		Treasury stock		Additional paid-in	Accumulated	Other comprehensive income	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	(loss)	interest	equity
Balance, June 30, 2026	2,905,603	$29,056	(12)	(1)	80,992,006	$(74,964,040)	$(546,186)	$(220,009)	$5,290,826
Issuance of restricted stock to vendors	4,333	43	-	-	11,957	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the-Market Offerings	121,867	1,219	-	-	264,154	-	-	-	265,373
Common stock issued for warrants exercised, net of issuance costs	285,000	2,850	-	-	4,415,813	-	-	-	4,418,663
Share based compensation expense	-	-	-	-	86,368	-	-	-	86,368
Foreign currency translation adjustment	-	-	-	-	-	-	(52,267)	-	(52,267)
Net loss	-	-	-	-	-	(2,658,302)	-	(10,133)	(2,668,435)
Balance, September 30, 2026	3,316,803	$33,168	(12)	(1)	85,770,298	$(77,622,342)	$(598,453)	$(230,142)	$7,352,528

	Common stock		Treasury stock		Additional paid-in	Accumulated	Other comprehensive income	Non- controlling	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	(loss)	interest	equity
Balance, June 30, 2025	732,327	$7,324	(12)	$(1)	65,849,822	$(62,533,065)	$(327,944)	$(182,312)	$2,813,824
Issuance of restricted stock to vendors	816	8	-	-	11,992	-	-	-	12,000
Issuance of common stock, net of issuance costs At-the-Market Offerings	12,326	123	-	-	213,627	-	-	-	213,750
Common stock issued for warrants exercised, net of issuance costs	164,367	1,644	-	-	3,331,987	-	-	-	3,333,631
Foreign currency translation adjustment	-	-	-	-	-	-	48,716	-	48,716
Net loss	-	-	-	-	-	(2,983,006)	-	(11,986)	(2,994,992)
Balance, September 30, 2025	909,836	9,099	(12)	(1)	69,407,428	(65,516,071)	(279,228)	(194,298)	3,426,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Intelligent Bio Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,668,435)	$(2,994,992)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	293,835	303,378
Impairment of long-lived assets	-	261,780
Stock-based compensation	98,368	12,000
Non-cash other operating activities	20,746	147,915

Changes in operating assets and liabilities:
Accounts receivable	(151,292)	(123,209)
Inventories	(59,471)	7,038
Research and development tax incentive receivable	277,518	(189,654)
Other current assets	(77,423)	338,794
Accounts payable and accrued expenses	(461,125)	(567,109)
Long-term employee benefit liabilities	5,016	15,120
Operating lease liabilities	(30,728)	(57,886)
Net cash used in operating activities	(2,752,991)	(2,846,825)

Cash flows from investing activities
Purchase of property and equipment	-	(70,401)
Net cash used in investing activities	-	(70,401)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	265,373	224,534
Proceeds from issuance and exercise of warrants, net of issuance costs	4,418,663	3,333,631
Net cash provided by financing activities	4,684,036	3,558,165

Effect of foreign exchange rates on cash and cash equivalents	6,514	(743)

Net increase in cash and cash equivalents	1,937,559	640,196
Cash and cash equivalents, beginning of period	3,992,312	1,019,909
Cash and cash equivalents, end of the period	$5,929,871	$1,660,105

Non-cash investing and financing activities
Issuance of shares for a subscription receivable	$-	$4,215
Operating lease assets obtained in exchange for operating lease liabilities	$-	$1,785,293

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

Intelligent Bio Solutions Inc. is an authorized distributor of the SMARTOX SmarTest Patch. The SmarTest Patch is a discreet, water-resistant, and tamper-evident device worn on the skin for 7 to 10 days at a time, continuously collecting sweat to detect a broad range of substances, including cocaine, opiates, methamphetamine, marijuana, and fentanyl. The differing detection windows of the SmarTest Patch and the IFP System allow the Company to address both short- and long-term detection needs while maintaining a consistent, non-invasive, sweat-based approach.

NOTE 2. LIQUIDITY AND GOING CONCERN

Through September 30, 2026, the Company has financed its operations primarily through proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. The Company incurred net losses of $2,658,302 (after losses attributable to non-controlling interest) for the three months ended September 30, 2026. As of September 30, 2026, the Company has shareholders’ equity of $7,352,528, working capital of $4,466,995, and an accumulated deficit of $77,622,342.

The Company expects to continue to incur operating losses for the foreseeable future and does not expect to generate positive cash flows from operating activities in the near term. The Company’s ability to achieve profitability depends on, among other things, the successful completion of regulatory approval processes in the United States and other markets where such approval may be required, expansion of its revenue base into target markets, and the continued development and commercialization of its products. The ability to achieve these objectives is subject to significant risks and uncertainties, and there can be no assurance that they will be achieved within the next 12 months from the issuance date of these unaudited condensed consolidated financial statements.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year from the issuance date of these unaudited condensed consolidated financial statements. Management believes the Company’s cash and cash equivalents as of September 30, 2026, of $5,929,871, will be insufficient to fund its current operating plan through at least the next 12 months from the issuance of these unaudited condensed consolidated financial statements. Accordingly, the Company will be required to raise additional funds during the next 12 months. While the Company intends to obtain additional funding through equity or debt financings, strategic collaborations, or other arrangements, there can be no assurance that such funding will be available on acceptable terms, or at all. If the Company is unable to obtain additional financing when needed, it may be required to delay, reduce, or curtail the scope of its operations and development activities. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP” or “GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027. The accompanying unaudited condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended June 30, 2026, which was filed with the SEC on August 19, 2026, as amended on Form 10-K/A filed on October 21, 2026 (the “2026 Form 10-K”).

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management continually evaluates the estimates and judgments it uses. These estimates and judgments have been applied in a manner consistent with prior periods.

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

Segment Reporting

Accounting Standards Codification (“ASC”) 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer performs the function that allocates resources and assesses performance, and thus serves as the Company’s CODM. The CODM reviews the assets, operating results, and financial metrics for four geographic segments:

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

As of September 30, 2026, we have one long-term equity incentive plan: the 2019 Long Term Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of up to 179,500 shares of our common stock pursuant to awards granted under the 2019 Plan. Currently, the Company grants equity-based awards to employees and members of the Company’s Board of Directors in the form of restricted stock awards (RSAs) under the 2019 Plan. As of September 30, 2026, the Company had 3,265 shares available for issuance in accordance with the 2019 Plan.

Concentration of credit risk

The Company places its cash and cash equivalents, which may at times be in excess of the Australia Financial Claims Scheme, the United Kingdom Financial Services Compensation Scheme or the United States Federal Deposit Insurance Corporation insurance limits, with high credit quality financial institutions and attempts to limit the amount of credit exposure with any one institution. The amounts over these insured limits as of September 30, 2026, and June 30, 2026, were $5,346,486 and $3,453,197, respectively. No losses have been incurred to date on any deposits.

Major Customer - One customer accounted for 13.2% and 11.7% of revenues for the three months ended September 30, 2026, and 2025, respectively.

Major Supplier - The Company’s largest suppliers accounted for 25.5% and 17.6% of purchases for the three months ended September 30, 2026, and 2025, respectively. The Company relies on various suppliers for its operations. For the purpose of supplier concentration analysis, “purchases” include only invoiced costs directly attributable to direct material costs.

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

Disaggregated revenue

The following table disaggregates the Company’s revenue by product type:

	Three Months Ended September 30,
	2026	2025
Sales of goods - cartridges	$845,583	$640,300
Sales of goods - readers	264,999	286,913
Other sales - accessories	281,253	184,584
Total revenue	$1,391,835	$1,111,797

Warrants

The Company evaluates the appropriate balance sheet classification of warrants that are issued as either equity or as a derivative liability. The Company classifies a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, Derivatives and Hedging (“ASC 815”), it is classified as a derivative liability and carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of operations and comprehensive income (loss). At September 30, 2026 and 2025, all of the Company’s outstanding warrants were classified as equity.

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

Recent Accounting Pronouncements

Adopted:

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (ASC Topic 326), which amends the credit losses guidance. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). This guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of ASU 2025-05 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU also provides additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, and (3) make minor improvements. ASU 2025-12 is effective for the Company’s fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

The Company did not adopt any other accounting standards during the period that had a material impact on its unaudited condensed consolidated financial statements. Other accounting standards issued by the FASB that are not yet effective are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 4. SEGMENT REPORTING

The following tables set forth the Company’s revenue, government support income, net loss and long-lived assets and inventories by operating and reportable segments.

A) Revenue, government support income and net loss

	Three Months Ended September 30,
	2026	2025
Revenue
United Kingdom	$1,344,255	$1,068,920
APAC	14,257	1,686
Americas	-	4,970
Rest of world	33,323	36,221
Total Revenue	$1,391,835	$1,111,797

Government Support Income
United Kingdom	$24,763	$70,381
APAC	180,738	122,886
Total Government Support Income	$205,501	$193,267

Net Income (Loss)
United Kingdom	$(546,634)	$(617,454)
APAC	(980,535)	(1,152,599)
Americas	(1,170,579)	(1,251,737)
Rest of world	29,313	26,798
Net Loss	$(2,668,435)	$(2,994,992)

B) Long-lived assets and inventories, net

	September 30, 2026	June 30, 2026
Long-lived assets, net
United Kingdom	$4,297,348	$4,550,608
APAC	278,864	293,992
Total Long-Lived Assets	$4,576,212	$4,844,600

Inventories, net
United Kingdom	$430,967	$361,839
APAC	47,081	56,738
Total Inventories, net	$478,048	$418,577

Total Long-Lived Assets and Inventories, net	$5,054,260	$5,263,177

The Company’s segment revenue, segment expenses, segment net income (loss), and a reconciliation of the total reportable segment’s net income (loss) to the consolidated net income (loss) are as follows:

	Three Months Ended September 30, 2026
	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$1,344,255	$14,257	$-	$33,323	$1,391,835
Add: Government support income	24,763	180,738	-	-	205,501
Less: Cost of revenue (exclusive of amortization shown separately below)	(614,458)	(15,363)	-	(4,010)	(633,831)
Selling, general and administrative expenses	(891,761)	(774,817)	(913,063)	-	(2,579,641)
Development and regulatory approval expenses	(177,893)	(374,482)	(277,169)	-	(829,544)
Depreciation and amortization	(226,199)	(10,868)	-	-	(237,067)
Impairment of long-lived assets	-	-	-	-	-
Other segment items(1)	(5,341)	-	19,653	-	14,312
Segment net income (loss)	$(546,634)	$(980,535)	$(1,170,579)	$29,313	$(2,668,435)

(1)	Other segment items included interest income, interest expense and realized currency gain (loss)

	Three Months Ended September 30, 2025
	United Kingdom	APAC	Americas	Rest of world	Total
Revenue	$1,068,920	$1,686	$4,970	$36,221	$1,111,797
Add: Government support income	70,381	122,886	-	-	193,267
Less: Cost of revenue (exclusive of amortization shown separately below)	(581,486)	(1,551)	(1,046)	(9,423)	(593,506)
Selling, general and administrative expenses	(797,031)	(773,593)	(1,136,265)	-	(2,706,889)
Development and regulatory approval expenses	(128,681)	(231,270)	(126,218)	-	(486,169)
Depreciation and amortization	(293,337)	(8,545)	-	-	(257,907)
Impairment of long-lived assets	-	(261,780)	-	-	(261,780)
Other segment items(1)	(195)	(432)	6,822	-	6,195
Segment net income (loss)	$(617,454)	$(1,152,599)	$(1,251,737)	$26,798	$(2,994,992)

(1)	Other segment items included interest income, interest expense and realized currency loss.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of September 30, 2026:

	Weighted average useful lives	Remaining weighted average useful lives	Acquisition	Effect of foreign	Accumulated	Carrying
	(years)	(years)	cost	currency	amortization	value
Technology	7 years	3 years	$5,119,000	$871,154	$3,501,936	$2,488,218
Customer relationships	3 years	-	252,000	42,886	294,886	-
Trade names and trademarks	Indefinite	Indefinite	92,000	15,657	-	107,657
Total intangible assets			$5,463,000	$929,697	$3,796,822	$2,595,875

Intangible assets, net consist of the following as of June 30, 2026:

	Weighted average useful lives	Remaining weighted average useful lives	Acquisition	Effect of foreign	Accumulated	Carrying
	(years)	(years)	cost	currency	amortization	value
Technology	7 years	3.25 years	$5,119,000	$814,911	$3,242,250	$2,691,661
Customer relationships	3 years	-	252,000	42,458	294,458	-
Trade names and trademarks	Indefinite	Indefinite	92,000	15,500	-	107,500
Total intangible assets			$5,463,000	$872,869	$3,536,708	$2,799,161

Intangible assets recognized from the acquisition of IFP were allocated to the United Kingdom operating and reportable segment.

The cumulative balance of the accumulated amortization as of September 30, 2026, and June 30, 2026, was $3,796,822 and $3,536,708, respectively.

Expense related to the amortization of intangible assets charged to the unaudited condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended September 30, 2026 and 2025 was $235,374 and $242,369, respectively.

Estimated amortization for future periods is as follows:

Fiscal Year	Amount
Remainder of 2027	$622,055
2028	829,406
2029	829,406
2030	207,351
Total	$2,488,218

NOTE 6. LEASES

The Company has two non-cancellable operating leases with original lease periods expiring in August 2035 and April 2029.

Cash paid for leases was $94,443 and $94,394 for the three months ended September 30, 2026 and 2025, respectively.

The components of operating lease expense are as follows:

	Three Months Ended September 30,
	2026	2025
Operating lease costs	$111,843	$47,065
Total operating lease costs	$111,843	$47,065

As of September 30, 2026 and 2025, the weighted average remaining lease-term was 8.5 years and 9.7 years, respectively. The weighted-average discount rate was 11.95% as of September 30, 2026 and 2025.

The reconciliation of the maturities of the operating leases to the operating lease liabilities recorded in the consolidated balance sheet as of September 30, 2026, is as follows:

Remainder of 2027	$269,034
2028	360,834
2029	353,081
2030	304,672
2031	304,672
Thereafter	1,294,860
Total lease payments	2,887,153
Less: imputed interest	(1,098,722)
Lease liabilities	$1,788,432
Less: current portion of operating lease liabilities	(152,700)
Total operating lease liabilities, less current portion	$1,635,732

NOTE 7. SHAREHOLDERS’ EQUITY

Common and Preferred Stock

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01. There were 3,316,803 and 2,905,603 common shares outstanding at September 30, 2026, and June 30, 2026, respectively. No preferred stock was outstanding at either date.

Warrants

As of September 30, 2026, there were warrants outstanding to purchase 12,045,102 shares of common stock (subject to adjustment and rounding in accordance with the terms of the applicable warrant agreement), held by certain shareholders, with exercise prices ranging from $0.01 to $1,248 per share and a weighted-average exercise price of $3.64 per share. Each warrant initially represented the right to purchase one share of the Company’s common stock and was subject to adjustment upon the occurrence of specified events including reverse stock splits.

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity and determined that the warrants do not meet the criteria for liability treatment thereunder. Therefore, the Company’s outstanding warrants are classified as equity as of September 30, 2026, and June 30, 2026.

At The Market (ATM) Offering

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) pursuant to which the Company may offer and sell shares of its common stock from time to time. Following the expiration of the Company’s prior shelf registration statement on Form S-3 (File No. 333-264218), any sales of shares pursuant to the ATM Agreement have been made under the Company’s most recent effective shelf registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025, and the related prospectus supplements filed on September 18, 2025, and March 23, 2026.

During the three months ended September 30, 2026, and 2025, the Company sold 121,867 and 12,326 shares of common stock, respectively, under the ATM facility for net proceeds of approximately $265,373 and $213,750, respectively, after commissions of approximately $8,208 and $6,611, respectively, paid to Ladenburg.

Through September 30, 2026, the Company sold an aggregate of 623,167 shares under the ATM facility for aggregate net proceeds of approximately $4.3 million.

September 2026 Securities Purchase Agreement

On August 31, 2026, the Company entered into a Securities Purchase Agreement (the “September Securities Purchase Agreement”) with a single institutional investor in connection with a private placement (the “September 2026 Private Placement”) for the sale by the Company of: (i) 2,036,659 shares of common stock or, in lieu thereof, Series M Pre-Funded Warrants (the “Series M Pre-Funded Warrants”), (ii) Series N-1 warrants to purchase up to 2,036,659 shares of common stock (the “Series N-1 Warrants”), and (iii) Series N-2 warrants to purchase up to 2,036,659 shares of common stock (the “Series N-2 Warrants” and, collectively with the Series N-1 Warrants and Series M Pre-Funded Warrants, the “September 2026 Warrants”). The combined purchase price for one share of common stock (or one Series M Pre-Funded Warrant) and accompanying Series N-1 and Series N-2 Warrants was $2.455. The September 2026 Private Placement closed on September 2, 2026, at which time the Company issued an aggregate of 2,036,659 Series M Pre-Funded Warrants, 2,036,659 Series N-1 Warrants, and 2,036,659 Series N-2 Warrants.

Subject to certain ownership limitations, the Series M Pre-Funded Warrants and Series N-1 Warrants are exercisable upon issuance. Subject to the satisfaction of certain conditions, the Series N-1 Warrants are callable at the Company’s option following the Company’s public announcement that it has received 510(k) clearance from the U.S. Food and Drug Administration permitting the commercial marketing and sale of the Company’s Intelligent Fingerprinting Drug Screening System. The Series N-2 Warrants are exercisable on and after the date on which the Company obtains shareholder approval for the issuance of the shares underlying the Series N-2 Warrants. Each Series M Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.01 per share, subject to adjustment, and remains exercisable until exercised in full. Each Series N-1 Warrant and Series N-2 Warrant is exercisable for one share of common stock at an exercise price of $2.33 per share, subject to adjustment, and has a term of five years commencing on the date a registration statement registering the resale of the shares underlying the Series N-1 Warrant and Series N-2 Warrant, as applicable, is declared effective by the U.S. Securities and Exchange Commission (the “SEC”).

Gross proceeds from the September 2026 Private Placement were approximately $5.0 million, before deducting placement agent fees and other offering expenses, and excluding any proceeds from the exercise of the September 2026 Warrants. The Company intends to use the net proceeds for working capital and general corporate purposes.

In connection with the September 2026 Private Placement, the Company entered into a Registration Rights Agreement with the investor and agreed to file by September 15, 2026, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of common stock sold to the investor and the shares of common stock issuable upon exercise of the September 2026 Warrants, and to use its best efforts to cause the Resale Registration Statement to be declared effective no later than October 15, 2026. The Company filed the Resale Registration Statement on September 15, 2026, and the Resale Registration Statement was declared effective on September 23, 2026.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Agreements with CenExel

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

As of September 30, 2026, $1,357,742 remains payable under the agreements, of which $287,381 is accrued within current liabilities in the accompanying condensed consolidated balance sheets within accounts payable and accrued expenses.

Australian Government Grant

On June 30, 2021, the Company executed a definitive grant agreement with the Australian Government to assist with building a manufacturing facility. The grant had a total value of up to $4.7 million upon the achievement of certain milestones until March 28, 2024 (extended to March 28, 2025, on April 16, 2024). Proceeds from the grant were used primarily to reimburse the Company for costs incurred in the construction of the manufacturing facility.

In the fourth fiscal quarter ended June 30, 2025, upon the end of the project deadline for the construction of a manufacturing facility in Australia, a grant acquittal audit was completed by an independent auditor in relation to the grant received from the Australian Government.

As of September 30, 2026, $1,131,147 remains payable to the Australian Government, which is disclosed within current liabilities in the accompanying condensed consolidated balance sheet within accounts payable and accrued expenses. The remaining amount is payable in 8 equal monthly installments.

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

NOTE 9. LOSS PER SHARE

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

	Three Months Ended September 30,
	2026	2025
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,658,302)	$(2,983,006)
Basic and diluted net loss per share attributed to common shareholders	$(0.86)	$(3.49)
Weighted-average number of shares outstanding	3,095,306	854,693

As the Company has incurred net losses in all periods, certain potentially dilutive securities, including warrants to acquire common stock, have been excluded from the computation of diluted loss per share as the effects are antidilutive.

The following outstanding warrants were excluded from the computation of diluted net loss per share:

	As of September 30,
	2026	2025
Warrants	12,045,102	7,935,928

NOTE 10. SHARE-BASED COMPENSATION

Restricted Stock Awards

On March 18, 2026, the Company granted restricted stock awards (“RSAs”) to directors, employees, and executive officers, subject to time-based and performance-based vesting conditions. Time-based awards generally vest over one to four years, subject to continued service, while performance-based awards vest upon achievement of specified clinical, regulatory, and commercial milestones and continued service.

The Company recognized stock-based compensation expense of $86,368 and $0 for the three months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, unrecognized stock-based compensation expense related to unvested awards was approximately $237,079, expected to be recognized over a weighted-average period of 0.87 years.

The table below shows the activity related to restricted stock awards during the three months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Value per Share
Nonvested as of June 30, 2026	116,000	$3.63
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of September 30, 2026	116,000	$3.63

NOTE 11. SUBSEQUENT EVENTS

No material subsequent events have taken place between September 30, 2026, and the date of this report that require disclosure in these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion contains forward-looking statements based upon management’s current expectations that are subject to risks and uncertainties which may cause our actual results to differ materially from plans and results discussed herein. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” included in Part II of this Quarterly Report on Form 10-Q and Item 1A. “Risk Factors” included in Part I of the 2026 Form 10-K. You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our 2026 Form 10-K and our unaudited condensed consolidated financial statements for the three months ended September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

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

These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with US GAAP. These measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. Moreover, presentation of contribution margin and contribution margin % is provided for year-over-year comparison purposes. We believe these non-GAAP financial measures provide investors with useful supplemental information about the financial performance of our business, enable comparison of financial results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” of our 2026 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Intelligent Bio Solutions Inc. is an authorized distributor of the SMARTOX SmarTest Patch. The SmarTest Patch is a discreet, water-resistant, and tamper-evident device worn on the skin for 7 to 10 days at a time, continuously collecting sweat to detect a broad range of substances, including cocaine, opiates, methamphetamine, marijuana, and fentanyl. The differing detection windows of the SmarTest Patch and the IFP System allow the Company to address both short- and long-term detection needs while maintaining a consistent, non-invasive, sweat-based approach.

The Company’s current product portfolio includes:

Intelligent Fingerprinting Platform: The Company’s current active product is the Intelligent Fingerprinting Platform, a proprietary portable system that analyzes fingerprint sweat using a single-use cartridge and a portable handheld reader. The flagship product from this platform, which is commercially available in certain countries outside of the United States, is the Intelligent Fingerprinting Drug Screening System (the “IFP System” or “IFP Products”). The IFP System is a non-invasive, fingerprint sweat-based diagnostic screening product designed to detect drugs of abuse, including opiates, cocaine, methamphetamine, benzodiazepines, cannabis, methadone, and buprenorphine. The IFP System comprises a small, tamper-evident drug screening cartridge onto which ten fingerprint sweat samples are collected in under one minute, and a portable Intelligent Fingerprinting DSR-Plus analysis unit (the “IFP Reader”) that provides on-screen results in under ten minutes. Samples collected with a confirmatory kit may also be sent to a third-party laboratory service provider for confirmation testing. Customers include organizations in safety-critical industries such as construction and engineering, manufacturing, transport and logistics, mining, energy and utilities, government and public services, law enforcement and forensics, and the drug treatment and rehabilitation sector, as well as judicial organizations.

We plan to bring the IFP System to new markets and grow within existing markets concentrating on:

●	increasing market share across the United Kingdom and mainland Europe;

●	expanding sales and distribution throughout Australia, New Zealand and other countries in the Asia Pacific Region (“APAC Region”), and establishing the infrastructure and satisfying the regulatory requirements needed to do so;

●	pursuing FDA 510(k) clearance following our September 9, 2026, submission to the United States Food and Drug Administration (“FDA”);

●	initiating research aimed at broadening the capabilities of the IFP System to test for additional drugs and indications, facilitating the expansion of the platform into point-of-care medical testing;

●	expanding the IFP System into new customer segments, including major sporting organizations, law enforcement, and commercial airlines; and

●	developing a strategic network of distributors with established customer bases throughout the APAC Region, Europe and North America to distribute the IFP Products.

Highlights of Achievements

Major highlights and achievements for the three months ended September 30, 2026:

●	As of September 30, 2026, the Company had a cash balance of approximately $5.93 million after raising approximately $5.0 million in fiscal Q1 (before deducting fees, discounts, closing costs, and other expenses payable by the Company) through a private placement offering.

●	On September 9, 2026, the Company announced the submission of its 510(k) premarket notification to the U.S. Food and Drug Administration (FDA), seeking regulatory clearance of its Intelligent Fingerprinting Drug Screening System for detection of the opiate codeine. The Company believes the package represents the most comprehensive body of clinical evidence it has assembled to date.

●	On September 1, 2026, the Company announced the results of its latest Method Comparison Study for its Intelligent Fingerprinting Drug Screening System to detect the opiate codeine. Conducted across three independent U.S. clinical sites, the study represented the most comprehensive evaluation of the System in the Company’s FDA 510(k) clinical study program. The study results showed substantially improved performance compared to the Company’s prior Method Comparison Study, announced in November of 2024. The System demonstrated accuracy above 98%, sensitivity above 94%, and specificity of 100% for the opiate codeine.

●	On September 1, 2026, the Company announced that it had entered into a securities purchase agreement with a single existing institutional investor for expected gross proceeds to the Company of approximately $5.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

●	On August 17, 2026, the Company announced that its Intelligent Fingerprinting Drug Screening business had been recertified to the ISO 13485:2016 quality management system standard, the internationally recognized benchmark for medical device manufacturers. The recertification, issued by the British Standards Institution (BSI), is effective October 14, 2026, and will be valid for three years.

●	On August 11, 2026, the Company announced the completion of its multi-site Method Comparison Study for the Intelligent Fingerprinting Drug Screening System. The Method Comparison Study was designed to show that typical users in occupational health, HR, and workplace safety can operate the Intelligent Fingerprinting Drug Screening System accurately and effectively in the field. The study evaluated this by measuring sensitivity, specificity, and accuracy in pre-employment and workplace screening environments, making it one of the most operationally relevant components of the Company’s FDA 510(k) submission.

●	On August 5, 2026, the Company announced the completion of its Usability Study for the Intelligent Fingerprinting Drug Screening System, supporting its FDA 510(k) submission for U.S. market clearance for detection of the opiate codeine. The study was designed to evaluate how effectively operators could be trained to administer the Intelligent Fingerprinting Drug Screening System and how intuitively it could be used in a workplace setting.

●	On August 3, 2026, the Company announced the completion of its Interference Study for the Intelligent Fingerprinting Drug Screening System. The study was designed to evaluate whether a range of external contaminants and substances commonly encountered in daily life and workplace environments affect the accuracy and reliability of the Intelligent Fingerprinting Drug Screening System.

●	On July 23, 2026, the Company announced that it has addressed all the cybersecurity and software-related review items for its upcoming FDA 510(k) submission. This followed the Company’s recent completion of independent third-party penetration testing and confirmed that all review items had now been resolved.

●	On July 21, 2026, the Company announced the completion of precision testing, a key component of its FDA 510(k) submission for U.S. market clearance of its Intelligent Fingerprinting Drug Screening System for detection of the opiate codeine. The precision testing confirmed that the Intelligent Fingerprinting Drug Screening System produced consistent, reliable results across varied manufacturing conditions and operating environments.

●	The Company added 27 new customer accounts throughout fiscal Q1 2027.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025
Revenue	$1,391,835	$1,111,797
Cost of revenue (exclusive of amortization shown separately below)	(633,831)	(593,506)
Gross profit	758,004	518,291

Other income
Government support income	205,501	193,267

Operating expenses
Selling, general and administrative expenses	(2,579,641)	(2,706,889)
Development and regulatory approval expenses	(829,544)	(486,169)
Depreciation and amortization	(237,067)	(257,907)
Impairment of long-lived assets	-	(261,780)
Total operating expenses	(3,646,252)	(3,712,745)
Loss from operations	(2,682,747)	(3,001,187)

Other income (expense), net
Interest expense	(1,435)	(2,309)
Realized foreign exchange loss	(5,344)	-
Interest income	21,091	8,504
Total other income, net	14,312	6,195
Net loss	(2,668,435)	(2,994,992)
Net loss attributable to non-controlling interest	(10,133)	(11,986)
Net loss attributable to Intelligent Bio Solutions Inc.	$(2,658,302)	$(2,983,006)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(52,267)	48,716
Total other comprehensive (loss) income	(52,267)	48,716
Comprehensive loss	(2,720,702)	(2,946,276)
Comprehensive loss attributable to non-controlling interest	(10,133)	(11,986)
Comprehensive loss attributable to Intelligent Bio Solutions Inc.	$(2,710,569)	$(2,934,290)

Revenue

Sales of goods

Revenue from sales continued its growth marking this our third consecutive quarter above $1 million and sixth consecutive quarter of year-over-year growth hitting a record quarter of sales of goods increasing by $280,038 to $1,391,835 for the three months ended September 30, 2026, from $1,111,797 for the three months ended September 30, 2025. This increase was primarily attributable to the addition of 27 new customers and an increase in the ongoing re-order rate for the consumables. The major driver of the growth was sales of cartridge consumables, which increased by $205,283 compared to the same period the prior year. This underscores the strength of our “razor-and-blades” business model of increasing the reader base to generate ongoing consumables revenue, and we will endeavor to grow this trajectory as we continue to expand our installed reader base into new markets in the future.

Cost of Revenue

Cost of revenue increased by $40,325 to $633,831 for the three months ended September 30, 2026, from $593,506 for the three months ended September 30, 2025. Cost of revenue relates to the direct labor, direct material costs and direct overhead costs incurred in the production of the goods. This increase is primarily attributable to higher direct manufacturing labor costs associated with additional hiring of factory workers in the U.K. and an increase in direct overhead costs.

Gross profit

Gross profit increased by $239,713 to $758,004 for the three months ended September 30, 2026, from $518,291 for the three months ended September 30, 2025. This represents a year-on-year growth in gross profit from 46.62% to 54.46%, being largely because of a more profitable product mix including growth of cartridge sales.

Gross profit margin improvement during the period was primarily driven by strategic outsourcing of IFP Reader manufacturing, improved operational efficiencies, and increased sales volumes. Gross profit margin also benefited from our value-based pricing structure, which remained consistent during the period. We believe this pricing reflects customers’ recognition of the efficiency and return on investment offered by our fingerprint sweat screening technology compared with traditional testing methods. The improvement in gross profit margin also reflects continued operational discipline and a more favorable sales mix.

Contribution margin (non-GAAP)

	Three Months Ended September 30,
	2026	2025
Revenue	$1,391,835	$1,111,797
Direct material cost	(278,959)	(310,063)
Contribution margin (non-GAAP)	$1,112,876	$801,734
Contribution margin % (non-GAAP)	79.96%	72.11%

Contribution margin is a non-GAAP measure of efficiency relating to direct variable costs such as materials and consumables. This increased by 7.85 percentage points (being an additional $311,142) to 79.96% for the three months ended September 30, 2026, from 72.11% for the three months ended September 30, 2025. This is a result of improved strategic manufacturing partnership for IFP Readers, production efficiency, better pricing of input costs due to better volumes and sales mix, as the sales of high margin cartridges continue to increase as a proportion of the total revenue.

Reconciliation of contribution margin (non-GAAP)

	Three Months Ended September 30,
	2026	2025
Revenue (GAAP)	$1,391,835	$1,111,797
Less: Cost of revenue (exclusive of amortization) (GAAP)	(633,831)	(593,506)
Gross Profit (GAAP)	$758,004	$518,291
Add: Direct labor cost	313,838	269,198
Add: Direct overhead cost	41,034	14,245
Contribution margin (non-GAAP)	$1,112,876	$801,734
Contribution margin % (non-GAAP)	79.96%	72.11%

Government support income

Government support income increased by $12,234 to $205,501 for the three months ended September 30, 2026, from $193,267 for the three months ended September 30, 2025. This increase was primarily attributable to our intentional spending on research and development expenditures that qualify for reimbursement under certain government subsidies.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $127,248 to $2,579,641 for the three months ended September 30, 2026, from $2,706,889 for the three months ended September 30, 2025. The decrease in expenses is largely driven by lower marketing and investor relations expenses, partially offset by higher wages and salaries and higher legal expenses.

The major components of selling, general and administrative expenses are:

Marketing expenses

Marketing expenses were $319,086 for the three months ended September 30, 2026, compared to $624,579 for the same period the prior year. The decrease was primarily attributable to the Company’s transition to the next phase of its marketing strategy, resulting in reduced marketing expenditures while maintaining its focus on increasing brand awareness, strengthening its presence in existing markets, and expanding into new markets to support future revenue growth.

Wages and salaries

Wages and salaries were $1,108,759 for the three months ended September 30, 2026, compared to $1,013,829 for the same period the prior year. The components of this increase were related to additional costs incurred for sales staff remuneration and additional head count for marketing staff.

Legal expenses

Legal expenses were $200,376 for the three months ended September 30, 2026, compared to $194,269 for the same period the prior year. The components of this increase were related to higher general corporate legal and administrative costs, including legal services associated with capital-raising activities.

Development and regulatory approval expenses

Development and regulatory approval expenses increased by $343,375 to $829,544 for the three months ended September 30, 2026, from $486,169 for the three months ended September 30, 2025. This increase is primarily attributable to the amounts spent on in-house R&D staff and timing of R&D work performed by the research partners. During the three months ended September 30, 2026, the Company completed precision testing, the Method Comparison Study, Interference Study and the Usability Study for the Intelligent Fingerprinting Drug Screening System, supporting its FDA 510(k) submission for U.S. market clearance for detection of the opiate codeine.

Depreciation and amortization

Depreciation and amortization decreased by $20,840 to $237,067 for the three months ended September 30, 2026 from $257,907 for the three months ended September 30, 2025. The decrease was primarily attributable to the completion of the amortization of customer relationships (intangible assets) in September 2025 resulting in no remaining carrying value for amortization during the three months ended September 30, 2026.

Impairment of long-lived assets

The impairment of long-lived assets decreased by $261,780 to $0 for the three months ended September 30, 2026, from $261,780 for the three months ended September 30, 2025. The decrease was primarily attributable to the settlement of the outstanding balance associated with the assets held for sale, resulting in no impairment charges being recognized during the current period.

Other income and expenses

Interest expense

Interest expense decreased by $874 to $1,435 for the three months ended September 30, 2026, from $2,309 for the three months ended September 30, 2025. The decrease was primarily attributable to the repayment in full of the notes payable during the third quarter of fiscal year 2025.

Realized foreign exchange (loss) gain

Realized foreign exchange (loss) gain decreased by $5,344 to a loss of $5,344 for the three months ended September 30, 2026, from nil for the three months ended September 30, 2025. The decrease was primarily attributable to unfavorable foreign currency exchange rates and fluctuations associated with transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries.

Interest income

Interest income increased by $12,587 to $21,091 for the three months ended September 30, 2026, from $8,504 for the three months ended September 30, 2025. This increase was attributable to funds received from capital raising activities, which contributed to the balance on which interest was earned.

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

Since our inception, we have financed our operations primarily through proceeds from public offerings and private placements of equity securities, warrant inducement transactions, existing trade and shareholder financing arrangements, and the incurrence of debt. As of September 30, 2026, we had $5,929,871 in cash and cash equivalents and working capital of $4,466,995.

On September 18, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Pursuant to the terms of the ATM Agreement and under the 2024 ATM Prospectus Supplement (as defined below), the Company was originally permitted to sell, from time to time, through Ladenburg, as sales agent or principal, shares of the Company’s common stock with an initial aggregate sales price of up to $3.0 million. On March 11, 2025, the Company filed a second prospectus supplement (the “2025 March ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,376,530 of shares of common stock pursuant to the ATM Agreement. Prior to the expiration of our “shelf” registration statement on Form S-3 (File No. 333-264218), which became effective on April 20, 2022 (“2022 Shelf”), any sale of shares pursuant to the ATM Agreement was made under the 2022 Shelf and the included base prospectus, and under the related prospectus supplement dated September 18, 2024 (the “2024 ATM Prospectus Supplement”), and the 2025 March ATM Supplement. On April 11, 2025, the Company filed a new “shelf” registration statement on Form S-3 (File No. 333-286489), which became effective on September 10, 2025 (“2025 Shelf”), and subsequently filed a prospectus supplement on September 18, 2025 (the “2025 September ATM Supplement”) in connection with the offer, sale, and issuance of up to $1,211,174 of shares of Company common stock pursuant to the ATM Agreement. On March 23, 2026, the Company filed a second prospectus supplement (the “2026 March ATM Supplement”) to the 2025 Shelf in connection with the offer, sale, and issuance of up to $3,966,316 of shares of common stock pursuant to the ATM Agreement. Following the expiration of the 2022 Shelf, any sale of shares pursuant to the ATM Agreement was made under the Company’s 2025 Shelf and the included base prospectus, and under the related 2025 September ATM Supplement and the 2026 March ATM Supplement.

During the period between September 18, 2024, through September 30, 2026, the Company raised approximately $4,288,649 (net of commissions of approximately $132,641 paid to Ladenburg) through the sale and issuance of 623,167 shares of Company common stock pursuant to the ATM Agreement. During the three months ended September 30, 2026, the Company raised approximately $265,373 (net of commissions of approximately $8,208 paid to Ladenburg) through the sale and issuance of 121,867 shares of Company common stock pursuant to the ATM Agreement.

Cash Flows

The following table summarizes our cash flows for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(2,752,991)	$(2,846,825)
Net cash used in investing activities	-	(70,401)
Net cash provided by financing activities	4,684,036	3,558,165
Effect of foreign exchange rates on cash and cash equivalents	6,514	(743)
Net increase in cash and cash equivalents	$1,937,559	$640,196

Cash used in operating activities

Our primary sources of operating cash are customer receipts from the sale of IFP Products and government support income. Our major operating cash expenditure includes employee-related costs, product development and regulatory approval expenses, sales and marketing, and general and administrative expenses. Operating cash flows are also affected by the timing and amount of collections from accounts receivable and payments to accounts payable.

Net cash used in operating activities decreased by $93,834 to $2,752,991 for the three months ended September 30, 2026, from $2,846,825 for the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in net loss, non-cash adjustments and operating assets and liabilities.

Cash used in investing activities

Net cash used in investing activities decreased by $70,401 to $0 for the three months ended September 30, 2026, from $70,401 for the three months ended September 30, 2025. The decrease is primarily related to the investment in development of internal-use software (property and equipment) during the three months ended September 30, 2025.

Cash provided by financing activities

Cash provided by financing activities increased by $1,125,871 to $4,684,036 for the three months ended September 30, 2026, from $3,558,165 for the three months ended September 30, 2025. The increase was primarily attributable to proceeds from issuance and exercise of warrants from a private placement and issuance of common stock under the ATM Agreement.

September 2026 Private Placement - On August 31, 2026, the Company entered into a Securities Purchase Agreement with a single institutional investor for the sale of Series M Pre-Funded Warrants to purchase up to 2,036,659 shares of common stock, Series N-1 Warrants to purchase up to 2,036,659 shares of common stock and Series N-2 Warrants to purchase up to 2,036,659 shares of common stock in a private placement (the “September 2026 Private Placement”) that closed on September 2, 2026. Gross proceeds from the September 2026 Private Placement were approximately $5.0 million, before deducting placement agent fees and other offering expenses. If exercised in full for cash, the Series N-1 Warrants and Series N-2 Warrants, which have an exercise price of $2.33 per share, would provide additional gross proceeds of approximately $9.5 million, and the placement agent warrants, which have an exercise price of $3.06875 per share, would provide additional gross proceeds of approximately $0.3 million. However, there can be no assurance that any of these warrants will be exercised for cash, the Series N-1 Warrants may be called by the Company following FDA 510(k) clearance, and the Series N-2 Warrants are not exercisable unless and until shareholder approval of the issuance of the underlying shares is obtained. For more information, see Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2026, our principal contractual obligations include future minimum lease payments under operating leases for our facilities (total remaining lease payments of $2,887,153, as described in Note 6 to the unaudited condensed consolidated financial statements), a repayment obligation to the Australian Government related to a manufacturing facility grant (with total remaining repayments of $1,131,147, as described in Note 8 to the unaudited condensed consolidated financial statements), and remaining amounts due under our agreements for clinical study services (with total remaining payment of $1,357,742, as described in Note 8 to the unaudited condensed consolidated financial statements). In addition, we have ongoing payment obligations under advisory agreements which require monthly cash fees plus periodic issuances of restricted common stock.

The Company expects that its cash and cash equivalents as of September 30, 2026, will be insufficient to allow the Company to fund its current operating plan through at least the next 12 months from the issuance of these unaudited condensed consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months.

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

Smaller Reporting Company Status

We ceased to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), at the end of fiscal year 2026, but we continue to be a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We will continue to qualify as a smaller reporting company if, as determined annually, either (i) the market value of our voting and non-voting common equity held by non-affiliates is less than $250 million as of the last business day of our most recently completed second fiscal quarter, or (ii) our annual revenues are less than $100 million for our most recently completed fiscal year for which audited financial statements are available and the market value of our voting and non-voting common equity held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. If we determine that we no longer qualify as a smaller reporting company, we will no longer be able to use the scaled disclosure accommodations beginning with our Quarterly Report on Form 10-Q for the first fiscal quarter of the following fiscal year. Once we lose smaller reporting company status, we will not regain it unless, in a later annual determination, we meet the requalification thresholds in Rule 12b-2, which are lower than the initial thresholds for the criteria we exceeded.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

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

For information on our critical accounting policies, estimates, and judgments, see Note 3, Summary of Significant Accounting Policies, included in Item 8 of Part II of our 2026 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We are not currently engaged in any material legal proceedings.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2026 Form 10-K, except for risks described below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are unable to maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to trade in our securities.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market. The last sale price of our shares of common stock on November 6, 2026, was $1.97 per share.

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

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and to develop and commercialize our products (including the IFP System), we have relied primarily on equity and some debt financing and government support income. The Company believes there is material risk that its cash and cash equivalents as of September 30, 2026, of $5,929,871 will be insufficient to allow the Company to fund its current operating plan through at least the next 12 months from the issuance of its unaudited condensed consolidated financial statements for the three months ended September 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued. Accordingly, the Company will be required to raise additional funds during the next 12 months. However, there can be no assurance that when the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. In addition, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The exercise of our outstanding warrants would result in substantial dilution to our existing stockholders and could cause the market price of our common stock to decline.

As of September 30, 2026, there were warrants outstanding to purchase 12,045,102 shares of our common stock (with a weighted-average exercise price of $3.64 per share and that terminate between 2026 and 2031), including the Series M Pre-Funded Warrants, Series N-1 Warrants, Series N-2 Warrants and placement agent warrants issued in connection with the September 2026 Private Placement, compared to 3,316,803 shares of common stock outstanding as of such date. The number of shares issuable upon exercise of our outstanding warrants is more than three times the number of shares of our common stock currently outstanding. The exercise of these warrants would result in substantial dilution to our existing stockholders. In addition, the shares issuable upon exercise of the warrants issued in the September 2026 Private Placement have been registered for resale, and the sale of a substantial number of these shares in the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of equity securities.

Our 510(k) premarket notification for the Intelligent Fingerprinting Drug Screening System may not be cleared by the FDA on a timely basis, or at all.

On September 9, 2026, we submitted a 510(k) premarket notification to the FDA seeking regulatory clearance of our Intelligent Fingerprinting Drug Screening System for detection of the opiate codeine. The FDA may issue an Additional Information request in connection with its review of our 510(k) submission, may determine that a new 510(k) submission is required, or may issue a not substantially equivalent determination. If the FDA does not clear our 510(k) submission on a timely basis, or at all, our ability to commercialize the Intelligent Fingerprinting Drug Screening System in the United States beyond Forensic Use Only settings, and to realize the potential benefits of FDA clearance, could be delayed or adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

As a smaller reporting company, we continue to be eligible to utilize certain reduced disclosure requirements, and we cannot be certain if our use of such scaled disclosure requirements will make our common stock less attractive to investors.

On June 30, 2026 (the last day of the fiscal year following the fifth anniversary of our initial public offering), we ceased to qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we will no longer be able to rely on certain exemptions from various reporting and governance requirements that were available to us, including reduced disclosure obligations regarding executive compensation (except to the extent such accommodations are also available to smaller reporting companies) and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. However, we continue to be a “non-accelerated filer” and, for so long as we remain a non-accelerated filer, we will remain exempt from the auditor attestation requirement for internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we were not subject to the same new or revised accounting standards as other public companies during the period we were an emerging growth company. As a result, our financial statements while we were an emerging growth company may not be comparable to companies that complied with new or revised accounting pronouncements as of public company effective dates.

We will continue to qualify as a smaller reporting company if, as determined annually, either (i) the market value of our voting and non-voting common equity held by non-affiliates is less than $250 million as of the last business day of our most recently completed second fiscal quarter, or (ii) our annual revenues are less than $100 million for our most recently completed fiscal year for which audited financial statements are available and the market value of our voting and non-voting common equity held by non-affiliates is less than $700 million as of the last business day of our most recently completed second fiscal quarter. If we determine that we no longer qualify as a smaller reporting company, we will no longer be able to use the scaled disclosure accommodations beginning with our Quarterly Report on Form 10-Q for the first fiscal quarter of the following fiscal year. Once we lose smaller reporting company status, we will not regain it unless, in a later annual determination, we meet the requalification thresholds in Rule 12b-2, which are lower than the initial thresholds for the criteria we exceeded.

As a smaller reporting company, we are eligible to take advantage of many of the same scaled disclosures available to emerging growth companies, including scaled executive compensation disclosures. In addition, as a non-accelerated filer, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have elected to utilize the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled disclosure in our SEC filings will result in less information about our company being available than for public companies that are not smaller reporting companies.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 trading arrangements

During the period covered by this Quarterly Report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws of Intelligent Bio Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2026).
4.1	Form of Series N-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2026).
4.2	Form of Amended Series N-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2026).
4.3	Form of Amended Series M Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2026).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2026).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2026).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2026).
10.3	Placement Agency Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2026).
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	Inline XBRL Instance Document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104#	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Bio Solutions Inc.

Date: November 10, 2026	By:	/s/ Harry Simeonidis
HARRY SIMEONIDIS
CHIEF EXECUTIVE OFFICER AND PRESIDENT
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Spiro Sakiris
SPIRO SAKIRIS
CHIEF FINANCIAL OFFICER
(Principal Financial Officer)

